Form 10KSB
period 1998-06-30
AMBRA RESOURCES GROUP INC
filed 1998-11-10
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF TEE SECURITIES EXC ACT OF 1934 (FEE REQUIRED)
        For  the  fiscal  year  ended     June  30,  1998
                                       ---------------------
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For  the  transition  period  from  _______________  to  _______________

Commission  File  number           0-11695
                           --------------------------

                           AMBRA RESOURCES GROUP, INC.
                           ---------------------------
               (Exact name of registrant as specified in charter)

                    Utah                                      87-0403828
--------------------------------------------          --------------------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
or organization

610 - 800 West Pender Street, Vancouver, Canada                V6C 2V6
-----------------------------------------------       --------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code   1-604-669-2723
                                                 --------------

Securities  registered  pursuant  to  section  12(b)  of  the  Act:

Title  of  each  class                 Name of each exchange on which registered
     None                                               None
----------------------                 -----------------------------------------

Securities  registered  pursuant  to  section  12(g)  of  the  Act

            None
----------------------------
     (Title  of  Class)

Check whether the Issuer (I ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

(1)  Yes  [  ]  No  [X]                    (2)  Yes  [X]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $  4,607
                                                                  --------

State the aggregate market value of the voting stock held by non affiliates of the registrant The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the post 60 days

Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect.

ACQUISITION  OF  PROPERTY  -  LAND  -  NOVIA  SCOTIA,  CANADA

On December 8, 1994, the Registrant entered into an option purchase agreement by the issuance of 50,000 shares of it's common stock (non refundable), to purchase property containing 1000 acres of improved and unimproved land, lots, two homes, and a recreation building located at Clam Bay, Halifax County, Providence of Nova Scotia, Canada at a purchase price of $2,300,000. In late 1995 the option expired due to non-performance by the Registrant, however, prior to the expiration the Registrant purchased two of the lots, and their improvements.

ACQUISITION  OF  PROPERTY - MINING CLAIMS - PROVINCE OF BRITISH COLUMBIA, CANADA

On June 20, 1994, the Registrant purchased three mineral claims, from a related party, by the issuance of 200,000 common shares of its stock and are identified as Marathon, Marathon I and Marathon 2, containing a total of 32 units, with an expiration date of February 24, 2006, which are located near Cowichan Lake in the Province of British Columbia, Canada. The claims are located within the Sicker Volcanic Belt on Vancouver Island in an active gold mining area.

The  terms  of  the  purchase  provides  for  payments  as  follows:

Dates Due   Amounts (canadian)  Shares of Company
----------  ------------------  -----------------
6-20-94                      -            200,000
11-7-96                  5,000            100,000
6-30-97                 10,000            100,000
12-31-97                10,000            100,000
6-30-98                 10,000            100,000
12-31-98                15,000            100,000
            ------------------  -----------------
                        50,000            700,000
            ------------------  -----------------

The required stock issues have been made however $17,50OCn is past due on June 30, 1998. These amounts ARE BEING CAPITALIZED until the claims are proven or shown to be of no value

The Company has entered into a contract with Globe Drilling LTD to do exploratory drilling. The terms of the agreement provides for drilling, at locations specified by the Company, to a minimum of 1000 feet The Company has staked an additional 20 claim units known as the Krystle Ann 1, 2, and 3 claims.

If the Company fails to make timely payments and cannot renegotiate the contract its investment in the property will be lost.

ACQUISITION  OF  PROPERTY  -  OIL  LEASES  -  BEAUFORT  SEA  PROJECT

On June 9, 1997 the Company purchased a 3.745% working interest in the Beaufort Sea well Esso Pex Home et al Itiyok I-27 consisting of 640 acres and is located at Latitude 70-00', Longitude 134-00', Sections 7, 8, 17, 18, 27,18, and 37,
License No. 55, dated April 22, 1987. During 1982 and 1983 a consortium of companies participated in the drilling, casing, and testing the area to a depth of 12,980 feet. A review of the well data and geological prognosis indicates that the area would contain proven recoverable gas reserves of 108 Bscf and proven recoverable oil reserves of 8,976 MSTB.

The other partners in the project are controlled by Exxon Oil Corporation, however there is no immediate plans to develop the area.

At June 30, 1998, the aggregate market value of the voting stock held by non affiliates is undeterminable and is considered to be 0. During the past five years there has been no trading on an exchange however there has been over-counter-trading in small quantities and therefore the Registrant has arbitrarily valued these shares with no value.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 1998, the registrant had 32,216,756 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10- KSB (e.g., part 1, part 11, etc.) into which the document is incorporated: (1) Any annual report to security holders-, (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or
(c)  under  the  Securities  Act  of  1933:  NONE

                                  TABLE OF CONTENTS

PART I                                                                    Page
--------                                                                  ----

ITEM 1.   DESCRIPTION OF BUSINESS                                             4

ITEM 2.   DESCRIPTION OF PROPERTIES                                           4

ITEM 3.   LEGAL PROCEEDINGS                                                   4

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                   4

PART II
--------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            5

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           5

ITEM 7.   FINANCIAL STATEMENTS                                                8

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING         8
          AND FINANCIAL DISCLOSURE

PART III
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                  9

ITEM 10   EXECUTIVE COMPENSATION                                             11

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     12

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     12

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K                                   13

================================================================================
                         ITEM 1. DESCRIPTION OF BUSINESS
================================================================================

HISTORY  AND  ORGANIZATION

Ambra Resources Group, Inc. (the "Registrant" or "Company") was incorporated under the laws of the State of Utah on January 27, 1984. The Registrant was initially organized primarily to hold overriding royalties of both producing and non-producing oil and gas properties. However, the Company's articles of incorporation authorize it to engage in all aspects of the oil and gas business and for any other lawful purpose.

In connection with its corporate purpose, the Registrant was formed as a wholly-owned subsidiary of Ambra Oil and Gas Company ("Ambra Oil") for the specific purpose of holding the overriding royalty interests which were previously owned by Ambra Oil.

In 1989, the Company transferred its remaining assets in exchange for cancellation of the Company's debt and ceased operations. The Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" for recent acquisitions.

================================================================================
                        ITEM 2. DESCRIPTION OF PROPERTIES
================================================================================

The Company's administrative offices are located at 610-800 West Pender Street, Vancouver, Canada, V6C 2V6. The offices are rented from Metric Resource Group, Inc ( a related party). See Item 6 for a description of properties being acquired for further development and or sale.

================================================================================
                            ITEM 3. LEGAL PROCEEDINGS
================================================================================

                                      NONE

================================================================================
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
================================================================================

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal year ended June 30, 1998.

================================================================================
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
================================================================================

During the past five years through June 30, 1998 there has been no established trading market for the shares of the Registrant's common stock over an exchange however the stock has been trading over-the-counter in small quantities. The trading amounts for a share of stock for the last two years are listed below by quarter:

           1998       1997        1996
        ----------  ----------  ---------
         Low  High  Low   High  Low  High
        ----  ----  ----  ----  ---  ----
First    .04    07   .03    07
Second   .05    18   .03   .05
Third                .10    21  .10    16
Fourth               .07    16  .03    06

The above market quotes were provided by Union Securities and Georgia Pacific Securities. There have been no interdealer sales. During the last fiscal year the Registrant has sold 1,22 1,000 restricted common shares of its capital stock at $. 10 per share under the Regulation S exemption. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 1998 the Company had approximately 818 shareholders.

================================================================================
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
================================================================================

OVERVIEW

Ambra Resources Group, Inc. (the "Registrant" or "Company") was incorporated under the laws of the State of Utah on January 27, 1984. The registrant was initially organized primarily to hold overriding royalties of both producing and non-producing oil and gas properties. However, the Company's articles of incorporation authorize it to engage in all aspects of the oil and gas business and for any other lawful purpose.

In connection with its corporate purpose, the Registrant was formed as a wholly-owned subsidiary of Ambra Oil and Gas Company ("Ambra Oil") for the specific purpose of holding the overriding royalty interests which were previously owned by Ambra Oil.

In 1989, the Company transferred its remaining assets in exchange for cancellation of the Company's debt and ceased operations. The Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur substantial costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred. In the past the board of directors has approved a resolution authorizing the Registrant to issue shares of its common stock as consideration for monies advanced or services rendered on behalf of the Company.

The terms of the purchase provides for a payment of S 15,000 and the issuance of 1,05 0,000 shares of the Company , which has been completed, and an option to purchase an additional 750,000 shares of the Company any time within two years at $.20 per share.

ACQUISITION OF PROPERTY - OIL Leases - ALKALI CREEK PROSPECT, PETROLEUM COUNTY, MONTANA

On May 27, 1997 the Company purchased a 50% working interest in the Alkali Creek Prospect area, Petroleum County Montana, from Starrock Resources Ltd. , consisting 4,987 unproven acres. The terms of the leases begin to expire in 1999 through 2004 and provide for royalties of 12.5% to 25% of production.

The Company has agreed to provide $83,5 10 for it's one half of the amount projected to explore the area, of which, $14,208 has been paid. During July 1998 the Company paid $50,000 for drilling scheduled for September 1998.

The Company paid $10,225 and 600,000 shares of its common capital stock for the interest.

If the Company fails to make timely payments and cannot renegotiate the contract its investment in the property will be lost.

Acquisition  of  Property  -  Boonesville  -  Wise  County,  Texas

On July 11, 1997 the Company purchased a 10% working interest and a 8% net revenue interest in an oil lease known as Boonesvile 41 Wise County, Texas for $2,700. The Company has agreed pay to the operator the Company's share of the initial test well costs and on June 30, 1998 owes a balance of $49,292.

ACQUISITION  OF  PROPERTY  -  CESSFORD  -  ALBERTA,  CANADA

On July 17, 1997 the Company purchased a 20% interest in an oil lease in the Cessford Area, Alberta, Canada by payment of $ 36,627 and 1,230,000 shares of the Company. The Company has participated in the initial test well costs. On June 3, 1998 the parties mutually agreed to reduced the 20% interest to 5% resulting in a credit of $33,598, to the Company, to be used in the future drilling programs.

LOSS  OF  PROPERTY

On July 7, 1993, the board of directors of the Registrant entered into an agreement with Dix Corporation, a Utah corporation, a nonaffiliated entity, to exchange 200,000 shares of the Company's common stock, for real property located in Fentress and Overton Counties, all in the State of Tennessee (the
"Property"). The conveyance of the Property was made by Warranty deed, dated July 9, 1993. The Property is more specifically described in an Exhibit attached to an 8-K filed and dated July 7, 1993. The Property conveyed was part of a larger purchase of 12,100 acres by the Dix Corporation through the issuance of a convertible corporate debentures and the assumption of a lien due the U.S. Army Corp. of Engineers. The face value of the debenture was S 1,000,000 and the lien assumed amounted to $ 1, 100,000. The lien is non-callable and carries no interest, but final title insurance can be only obtained after payment of the portion of the lien that applies to the 2, 100 acres amounting to $19,792.

Since that time it has been determined that there was a defect in the title to the property and therefore the stock was canceled by notification to the transfer agent and the recipients of the stock. However, the stock has not been returned to the Company. The officers of the Company, with council believe that the recipients still holding the stock have no legal claim on the Company nor is the Company liable under the lien. The issuance of the stock has been recorded on the books of the Company and is shown as outstanding at June 30, 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 1999, the Registrant had agreed to make payments on various projects which exceeds its current working capital, and without receiving additional working capital, it will not be able to pay its liabilities.

RESULTS  OF  OPERATIONS

Since the Company ceased operations in 1989, its only activity, to date has involved the investigation and purchase of potential business opportunities.

================================================================================
                          ITEM 7. FINANCIAL STATEMENTS
================================================================================

The financial statements of the Company are included immediately following the signature page to this form 10-KSB.

================================================================================
            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
================================================================================

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

================================================================================
        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
================================================================================

The following table as of June 30, 1998, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name                Age            Position         Director and/or Officer Since
----------------  --------  ----------------------  -----------------------------
John M. Hickey          56  President and Director  October 1996
John R. Rask            46  Secretary and Director  August 1996
Charles Yourshaw            Director                August 1996
Dr. Kelly Bowman            Director                August 1996

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting o~ the board of directors and is qualified.

Included below is certain biographical information regarding each of the Company's executive officers and directors.

John  M.  Hickey     Mr.  Hickey  has  had  25 years experience in marketing and advertising with national public companies and resides in Vancouver, British Columbia, Canada. He offers expertise in his negotiations skills and business knowledge, as well as strong leadership.

John  R.  Rask       Mr.  Rask  has had 20 years experience  in  the  income tax service  field  and  resides  in  Butte,  Montana

Charles  Yourshaw    Mr. Yourshaw has been a professional engineer for 25  years and owns his own engineering business with experience in real estate. He resides in Pottsvelle, Pa

Dr. Kelly Bowman     Dr. Bowman is as experienced investor with a good knowledge of  public  companies.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

     (ii)  engaging  in  any  type  of  business  practice;  or

     (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

                Compliance with Section 16(a) of the Exchange Act

Since the Company ceased operations in 1989, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

The following table as of June 30, 1998, includes the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                     Position         Report to be Filed
John M. Hickey    President and Director  Form 3
John R. Rask      Secretary and Director  Form 3
Charles Yourshaw  Director                Form 3
Dr. Kelly Bowman  Director                Form 3

================================================================================
                         ITEM 10. EXECUTIVE COMPENSATION
================================================================================

CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 1998, 1997, and 1996.

BONUSES  AND  DEFERRED  COMPENSATION

None.

COMPENSATION  PURSUANT  TO  PLANS

None.

PENSION  TABLE

None.

OTHER  COMPENSATION

In May 1985, the board of director's authorized the issuance of common stock to officers, directors, and affiliates of the Company for services rendered and expenses paid by such individuals.

Pursuant to a resolution of the board of director's dated November 2, 1995, the board authorized the issuance of 1, 173,908 shares of common stock to Gary Worley (former officer and director) and/or his assigns as full consideration for services, and the use of an office, furniture, and other expenses.
Subsequent to the issuance of the stock and because of a dispute over the transaction Mr. Worley has agreed to return the stock. The Company will continue to show the stock as outstanding until it is returned for cancellation.

Pursuant to resolutions of the board of director's for the period from November 1996 through June 1998 the board authorized the issuance of 9,382,190 shares of common stock to related parties for services, use of office equiment, and other expenses.

(See  "ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.")

COMPENSATION  OF  DIRECTORS

None.

TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL  ARRANGEMENT

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

================================================================================
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
================================================================================

The following table as of June 30, 1998, includes the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 32,216,756 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

                               Nature of     Number of
Name of Person or Group      Ownership (1)  Shares Owned  Percent
---------------------------  -------------  ------------  -------

Officers and Directors and
Principal Shareholders:

John M. Hickey               Direct                    -        -
John R. Rask                 Direct                    -        -
Charles Yourshaw             Direct                    -        -
Dr. Kelly Bowman             Direct                    -        -


All Officers and Directors
as a Group (4 persons)       Direct            2,601,200        8

All shares owned directly arc owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) The registrant has granted the above officers and directors, as a group, options to purchase 2,5 00,000 shares of the Company at $. 10 per share. The option will expire January 1, 2000.

================================================================================
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN  BUSINESS  RELATIONSHIPS

The transactions described below were not the result of arm's length negotiations, but in the opinion of management, the terms of such transactions were fair to the Company and no less favorable than could have been obtained from unrelated parties.

At a special meeting of the board of directors held on May 15, 1985, the board approved a resolution authorizing the Company to issued shares of common stock of the Company as consideration to officers, directors, and affiliates to services rendered and reimbursement of expenses incurred on behalf of the Company due to the Company's reduced operational status and lack- of funds to cover such expenses.

See item 10 for issuance of common capital stock for services, use of office, and expenses to related parties in accordance with the above approved resolution.

Indebtedness  of  Management

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS  WITH  PROMOTERS

The Company was organized more than five years ago therefore transactions between the Company and its promoters or founders are not deemed to be material.

================================================================================
                               ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
================================================================================

(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                                   Page
----------------------------------------------------------------------------------  ----
Report of Andersen, Andersen & Strong, Certified Public Accountants                   15

Balance Sheet as of June 30, 1998                                                     16

Statements of Operations for years ended June 30, 1998 and 1997 and from inception    17

Statements of Stockholders' Equity for the years ended June 30, 1998 and 1997
  and from inception                                                                  18

Statements of Cash Flows for the years ended June 30, 1998 and 1997
  and from inception                                                                  24

Notes to Financial Statements                                                         26

(a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:

None.

(a)(3)  Exhibits.  None

None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

                              AMBRA  RESOURCES  GROUP,  INC

Date: August 31, 1998           By: /s/ John M. Hickley
                                    -------------------------------------------
                                        John M. Hickley, President and Director

Date: August 31, 1998           By: /s/ John R. Rask
                                    --------------------------------------------
                                        John  R.  Rask,  Secretary  and Director

ANDERSEN  ANDERSEN  &  STRONG,  L.C.
Certified  Public  Accountants  and  Business  Consultants
Member  SEC  Practice  Section  of  the  A  ICPA

                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801-486-0096
                                                                Fax 801-486-0098
                                                       E-mail KAndcrscn @msn.com

Board  of  Directors
Ambra  Resources  Group,  Inc.
Vancouver,  B.C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Ambra Resources Group, Inc. (a development stage company), at June 30, 1998 and the statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 1998 and 1997 and the period January 27, 1984 (date of inception) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Ambra Resources Group, Inc. as of June 30, 1998, and the results of operations and cash flows for the years ended June 30, 1998, and 1997 and the period January 27, 1984 (date of inception) to
June  30,  1998,  in  conformity  with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has been in the development stage since its inception and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August  18,  1998
Salt  Lake  City,  Utah

                                  /s/  Andersen  Andersen  &  Strong,  L.C.
                                  -----------------------------------------
                                       Andersen  Andersen  &  Strong,  L.C.


           A member of ACF International affiliated offices worldwide

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCESHEET
                                  JUNE 30,1998

                                     ASSETS

CURRENT ASSETS
  Cash                                                  $    60,034
                                                        ------------

    Total Current Assets                                     60,034
                                                        ------------

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation - (Note 2)                                   104,712
                                                        ------------

OTHER ASSETS
  Residential lots - Phoenix Arizona                         75,000
  Mining claims - (Note 3)                                   56,917
  Oil leases - (Note 4)                                     270,465
  Account receivable - related party                         20,071
                                                        ------------

    Total Other Assets                                      422,453
                                                        ------------

CURRENT LIABILITIES

  Accounts payable - related parties                    $    43,100
  Accounts payable - other                                  101,454
                                                        ------------

    Total Current Liabilities                               144,554
                                                        ------------

STOCKHOLDERS'EQUITY

LIABILITIES AND STOCKHOLDERSEQUITY

  Common stock
    50,000,000 shares authorized, at $.001 par value:
    32,216,756 issued and outstanding - (Note 5)             32,217

  Capital in excess of par value                          2,090,806

  Deficit accumulated during the development stage       (1,680,378)
                                                        ------------

    Total Stockholders' Equity                              442,645
                                                        ------------

                                                        $   587,199
                                                        ------------

   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30,1998 AND 1997 AND THE
        PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO JUNE 30, 1998

                             January 27,1984
                                  June             June      (Date of Inception)
                                  1998             1997        to June 30,1998
                            -----------------  ------------  --------------------

REVENUES                    $          4,607   $     3,939   $            231,393
                            -----------------  ------------  --------------------

EXPENSES

Operations                           650,729       503,099              1,893,093
Interest                                   -        13,500                 13,500
Depreciation                           2,600         2,578                  5,178

                                     653,329       519,177              1,911,771
                            -----------------  ------------  --------------------

NET LOSS

LOSS PER COMMON SHARE

  Basic                     $           (.02)  $      (.02)

  Diluted                   $           (.02)  $      (.02)

AVERAGE OUTSTANDING SHARES

  Basic                           32,216,756    22,008,566

  Diluted                         35,766,756    25,258,566

   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
        PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO JUNE 30, 1998

                                                 Capital in
                                Common  Stock    Excess of   Accumulated
                               ----------------
                               Shares   Amount   Par Value    Deficit
                               -------  -------  ----------  ---------

BALANCE JANUARY 27,1984
(Date of Inception)                  -  $     -  $        -  $      -
Issuance of common stock for
  oil and gas leases           122,086      122      19,438         -
Net income from operations
  for the period ended
  June 30, 1984                      -        -           -     3,048
BALANCE JUNE 30,1984           122,086      122      19,438     3,048
Net loss from operations
  for the year ended
  June 30, 1985                      -        -           -   (44,556)
                               -------  -------  ----------  ---------
BALANCE JUNE 30,1985           122,086      122      19,438   (41,508)
Issuance of common stock
  for cash                         501        1          38         -
Net income from operations
  for the year ended
  June 30, 1986                      -        -           -    18,018
                               -------  -------  ----------  ---------

BALANCE JUNE 30,1986           122,587      123      19,476   (23,490)
Issuance of common stock
  for cash                       7,774        7      19,298         -
Net loss from operations
  for the year ended
  June 30, 1987                      -        -           -    (9,248)
                               -------  -------  ----------  ---------



   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY (CONTINUED)
        PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO JUNE 30, 1998

                                                    Capital in
                                   Common  Stock    Excess of   Accumulated
                                 -----------------
                                  Shares    Amount  Par Value   Deficit
                                 ---------  ------  ----------  --------

BALANCE JUNE 30,1987               130,361     130     38,774   (32,738)
Issuance of common stock
  for cash                           6,000       6          -         -

Net income from operations
  for the year ended
  June 30, 1988                          -       -          -    15,828
                                 ---------  ------  ----------  --------
BALANCE JUNE 30,1988               136,361     136     38,774   (16,910)
Net loss from operations
  for the year ended
  June 30, 1989                          -       -          -   (22,000)
BALANCE JUNE 30,1989               136,361     136     38,774   (38,910)
BALANCE JUNE 30,1992               136,361     136     38,774   (38,910)
Capital contribution - expenses          -       -        752         -
Issuance of common stock
  for services - related party     900,000     900      8,100         -
Net loss from operations
  for the year ended
  June 30, 1993                          -       -          -    (9,752)
                                 ---------  ------  ----------  --------
BALANCE JUNE 30,1993             1,036,361   1,036     47,626   (48,662)
Issuance of common stock
  for land                         200,000     200       (200)        -

   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY (CONTINUED)
        PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO JUNE 30, 1998

                                                         Capital in
                                         Common Stock     Excess of   Accumulated
                                     -------------------
                                      Shares     Amount   Par Value   Deficit
                                     ---------  --------  ---------  ---------
Issuance of common stock
  for services - related party         300,000      300       2,700         -
Issuance of common stock
  for mining claims - related party     50,000       50         450         -
Issuance of common stock
  for stock dividends                       16        -           -         -
Issuance of common stock
  for cash                              22,500       23      44,977         -
Net loss from operations
  for the year ended
  June 30, 1994                              -  (82,277)
                                     ---------  --------

BALANCE JUNE 30,1994                 1,608,877    1,609      95,553  (130,939)
Issuance of common stock
  for option on property                50,000       50         450
Issuance of common. stock
  for mining claims - related party    150,000      150       1,350
Issuance of common stock
  for expenses                          22,000       22         198
Issuance of common stock for cash      255,000      255     179,745
Net loss from operations
  for the year ended June 30, 1995           -        -           -  (115.762)
                                     ---------  --------  ---------  ---------

BALANCE JUNE 30,1995                 2,085,877    2,086     277,296  (246,701)

   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY (CONTINUED)
         PERIOD FROM JANUARY 27,1984 (DATE of INCEPTION) TO JUNE 30,1998

                                                       Capital in
                                       Common Stock    Excess of   Accumulated
                                     ----------------
                                     Shares    Amount  Par Value    Deficit
                                    ---------  ------  ----------  ---------
Issuance of common stock for
  expenses - September 22, 1995 -
  related party                       137,979     138     68,850          -
Issuance of common stock for
  cash - November 2, 1995              10,000      10      4,990          -
Issuance of common stock for
  equipment and expenses -
  November 2, 1995 - (Note 8)       1,173,897   1,174     (1,174)         -
Issuance of common stock for
  cash - December 15, 1995             10,000      10      4,990          -
Issuance of common stock for
  cash - February 20, 1996             40,000      40     19,960          -
Issuance of common stock for
  expenses - April 30, 1996            20,000      20      3,980          -
Issuance of common stock for
  cash and expenses - May 8, 1996     153,000     153     30,447          -
Issuance of common stock for
  expenses - May 20, 1996              62,500      62     12,438          -
Issuance of common stock for
  cash - May 20, 1996                  25,000      25     12,475          -
Issuance of common stock for
  oil leases - June 18, 1996 -
  related party                       200,000     200      1,800          -
Issuance of common stock for
  expenses - June 18, 1996 -
  related party                       300,000     300     59,700          -
Net loss from operations for
  the year ended June 30, 1996              -       -          -   (269,717)
                                    ---------  ------  ----------  ---------

Balance June 30,1996                4,218,253   4,218    495,752   (516,418)

   The accompanying notes are an integral part of these financial statements.

                              AMBRA RESOURCES GROUP, INC.
                             (A Development Stage Company)
                STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY (Continued)
           Period from January 27, 1984 (DATE OF INCEPTION) TO JUNE 30, 1998

                                                                    Capital in
                                                   Common Stock     Excess of   Accumulated
                                                 -----------------
                                                  Shares    Amount  Par Value   Deficit
                                                 ---------  ------  ----------  -------
Issuance of additional shares resulting
  from reverse stock split - October 1996        4,540,007   4,540     (4,540)        -

Issuance of common stock for accts pay and,
commissions at $.05 - Sept & Oct 1996            1,028,600   1,029     48,730         -

Issuance of common stock for mining
  claims at $.05 - Nov 1996                        100,000     100      4,900         -

Issuance of common stock for services and
  expenses at $.05- related parties - Nov 1996   2,425,200   2,425    123,065         -
Issuance of common stock for services -
  at $.05 - Jan 1997                               425,000     425     20,825         -
Issuance of common stock for services and
  expenses at $.05 - related parties - Apr 1997  1,774,506   1,775     86,952         -

Issuance of common stock for oil leases
  at $.05 - May 1997                               600,000     600     29,400         -

Issuance of common stock for services and
  expenses at $.05 - related parties - May 1997  2,550,000   2,550    124,950         -

Issuance of common stock for cash at $. 10 -
  May & June 1997- private placement             1,359,000   1,359    134,541         -

Issuance of common stock for oil leases
  at S.05 - June 1997                            1,240,000   1,240     60,760         -
Issuance of common stock for cash at $. 10 -
  June 1997 - private placement                  1,008,000   1,008     99,800         -
Issuance of common stock for services
  at $.05 - June 1997                              640,000     640     30,860         -

   The accompanying notes are an integral part of these financial statements.

                                       AMBRA RESOURCES GROUP, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY (CONTINUED)
                    PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO JUNE 30, 1998

                                                                    Capital in
                                                   Common Stock     Excess of   Accumulated
                                                 -----------------
                                                  Shares    Amount  Par Value     Deficit
                                                ----------  ------  ----------  -----------
Issuance of common stock for mining
  claims at $.05 - June 1997                       100,000     100      4,900            -
Net loss from operations for the
  year ended June 31, 1997                               -       -          -     (515,238)
                                                                    ----------  -----------

Balance June 30, 1997                           22,008,566  22,009  1,260,895   (1,031,656)
Issuance of common stock for oil
  leases at $. 10 - July 1997                      930,000     930     92,070            -
Issuance of common stock for payment
  of debt at $. 10 - July 1997 - related party   1,134,480   1,134    112,314            -
Issuance of common stock for two
  residential lots at $. 10 - Sept 1997            700,000     700     69,300            -
Issuance of common stock and payment
  of stock issuance expense - Sept 1997            250,000     250     (9,250)           -
Issuance of common stock for cash at $. 10 -     1,221,000   1,221    120,879            -
  July and Sept 1997 - private placement
Issuance of common stock for services and
  payment of debt at $. 10 - related parties     1,199,710   1,200    118,771            -
    Dec 1997
Issuance of common stock for costs
  of stock issuance - Dec 1997                     250,000     250       (250)           -
Issuance of common stock for installment
  payment on mining claims at S. 10 -              100,000     100      9,900            -
    Dec 1997

   The accompanying notes are an integral part of these financial statements.

                                 AMBRA RESOURCES GROUP, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY (CONTINUED)
              PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO JUNE 30, 1998

                                                                    Capital in
                                                   Common Stock     Excess of   Accumulated
                                                 -----------------
                                                 Shares    Amount   Par Value     Deficit
                                               ----------  -------  ----------  ------------
Issuance of common stock for expenses at $.10     549,000      549      54,351            -
  related parties - Dec 1997

Issuance of common stock for expenses           2,274,000    2,274     111,426            -
  at $.05 - related parties - May 1998

Issuance of common stock for expenses
  at $.06 - related parties - June 1998         1,500,000    1,500     140,500            -

Issuance of common stock for expenses
  at $. 10 - June 1998                            100,000      100       9,900            -

Net loss from operations for the year
  ended June 30, 1998                                   -        -           -     (648,722)
                                               ----------  -------  ----------  ------------

BALANCE JUNE 30,1998                           32,216,756  $32,217  $2,090,806  $(1,680,378)
                                               ----------  -------  ----------  ------------

   The accompanying notes are an integral part of these financial statements.

                                   AMBRA RESOURCES GROUP, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED JUNE 30,1998 AND 1997 AND THE
                   PERIOD JANUARY 27, 1984 (DATE OF INCEPTION) TO JUNE 30, 1998

                                               January 27,1984
                                                    June            June     (Date of Inception)
                                                    1998            1997       to June 30,1998
                                              -----------------  ----------  --------------------

CASH FLOWS FROM OPERATING
  ACTIVITIES

Net loss                                      $       (648,722)  $(515,238)  $        (1,680,378)
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
  Depletion, depreciation
    and amortization                                     2,600       2,578                29,439
  Common capital stock issued
    for services & expenses                            492,773     449,735             1,243,571
  Loss of oil leases                                    11,000           -                11,000
  (Increase) decrease in accounts receivable           (20,071)      2,526               (20,071)
  (Increase) decrease in security deposits               3,299      (3,299)                    -
  Increase (decrease) in liabilities                    19,763     (11,205)               19,763
                                              -----------------  ----------  --------------------
    Net Cash Used By Operations                       (139,358)    (74,903)             (396,676)
                                              -----------------  ----------  --------------------

CASH FLOWS FROM INVESTING
  ACTIVITIES

Purchase of property & equipment                        (5,000)     (2,013)             (114,390)

Purchase of oil & gas leases and
  mining claims                                        (40,993)    (36,636)              (97,948)
                                              -----------------  ----------  --------------------

CASH FLOWS FROM FINANCING
  ACTIVITIES

Net proceeds from sale of capital stock                122,100     236,700               669,048
                                              -----------------  ----------  --------------------

Net increase (decrease) in cash                        (63,251)    123,148                60,034

Cash at beginning of year                              123,285         137                     -
                                              -----------------  ----------  --------------------

Cash at end of year                           $         60,034   $ 123,285   $            60,034
                                              -----------------  ----------  --------------------

   The accompanying notes are an integral part of these financial statements.

                             AMBRA RESOURCES GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE PERIOD January 27,1984 (DATE OF INCEPTION) TO JUNE 30,1997

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 122,086 shares in exchange for royalty
  interests in oil and gas leases - 1984                                     $ 19,560
                                                                             --------
Issuance of 900,000 shares for services - 1993                                  9,000
                                                                             --------
Issuance of 200,000 shares for land - 1993 - (Note 1)                               -
                                                                             --------
Issuance of 50,000 shares for mining claims - 1994                                500
                                                                             --------
Issuance of 300,000 shares for services - 1994                                  3,000
                                                                             --------
Issuance of 50,000 shares for option on property - 1994                           500
                                                                             --------
Issuance of 150,000 shares for mining claims - 1995                             1,500
                                                                             --------
Issuance of 22,000 shares for expenses - 1995                                     220
                                                                             --------
Issuance of 137,979 shares for expenses - 1995                                 68,988
                                                                             --------
Issuance of 1, 173,897 shares for equipment and expenses - 1995 - Note I            -
                                                                             --------
Issuance of 20,000 shares for expenses - 1996                                   4,000
                                                                             --------
Issuance of 118,115 shares for expenses - 1996                                 23,623
                                                                             --------
Issuance of 62,500 shares for expenses - 1996                                  12,500
                                                                             --------
Issuance of 200,000 shares for oil leases - 1996                                2,000
                                                                             --------
Issuance of 300,000 shares for expenses - 1996                                 60,000
                                                                             --------
Issuance of 1,028,600 shares for accounts payable and commissions - 1996       49,759
                                                                             --------
Issuance of 100,000 shares for mining claims - 1996                             5,000
                                                                             --------
Issuance of 2,425,200 shares for services and expenses - 1996                 125,490
                                                                             --------
Issuance of 425,000 shares for services -1997                                  21,250
                                                                             --------
Issuance of 1,774,506 shares for services and expenses - 1997                  88,727
                                                                             --------
Issuance of 600,000 shares for oil leases - 1997                               30,000
                                                                             --------
Issuance of 2,550,000 shares for services and expenses - 1997                 127,500
                                                                             --------
Issuance of 1,240,000 shares for oil leases - 1997                             62,000
                                                                             --------
Issuance of 640,000 shares for services - 1997                                 31,500
                                                                             --------
Issuance of 100,000 shares for mining claims - 1997                             5,000
                                                                             --------
Issuance of 930,000 shares for oil leases - 1997                               93,000
                                                                             --------
Issuance of 1, 134,480 shares for payment of debt - 1997                      113,448
                                                                             --------
Issuance of 700,000 shares for two residential lots - 1997                     70,000
                                                                             --------
Issuance of 1, 199,7 10 shares for services and payment of debt - 1997        119,971
                                                                             --------
Issuance of 100,000 shares for installment payment on mining claims - 1997     10,000
                                                                             --------
Issuance of 549,000 shares for expenses - 1998                                 54,900
                                                                             --------
Issuance of 2,274,000 shares for expenses - 1998                              113,700
                                                                             --------
Issuance of 1,500,000 shares for expenses - 1998                              142,000
                                                                             --------
Issuance of 100,000 shares for installment payment on mining claims - 1998     10,000
                                                                             --------

   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Utah on January 27, 1984 with authorized capital stock of 50,000,000 shares at a par value of $0. 00 1.

On October 14, 1996 the Company completed a reverse stock split of ten shares of outstanding shares for one share in connection with a name change to "Ambra Resources Group, Inc." from "Ambra Royalty, Inc." This report has been prepared showing after stock split shares with a par value of $0.001 from inception.

The company has been in the development stage since inception and has been primarily engaged in the business of the acquisition and the development mining and oil properties.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  any policy regarding payment of dividends.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Property  and  Equipment
------------------------

The  Company's  property  and  equipment  consists  of  the  following:

Office equipment                 2,013
Residential rentals            107,877
Less accumulated depreciation   (5,178)
                               --------
                               104,712

Office equipment is depreciated on the straight line method over seven years and the residential rentals are depreciated on the straight line method over forty years.

Earnings  Per  Share
--------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock splits, using the treasury stock method in accordance with FASB No 128.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Amortization  of  Capitalized  Mining  and  Oil  Leases
-------------------------------------------------------

The Company uses the successful efforts cost method for recording its mining and oil lease interests, which provides for capitalizing the purchase price of the project and the additional costs directly related to proving the properties and amortizing these amounts over the life of the mineral deposit when operations begin or expensing the remaining balance if proven of no value.

Income  Taxes
-------------

At June 30, 1998, the Company had a net operating loss carry forward of $1,650,642. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful. The Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2000 through 2018.

Foreign  Currency  Translation
------------------------------

The transactions of the Company completed in Canadian dollars have been translated to US dollars. Assets and liabilities are translated at the year end exchange rates and the income and expenses at the average rates of exchange prevailing during the years reported on. Any gain or loss resulting from the translation is reported in the statement of operations.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash, investments in mining claims and oil leases, and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.  MINING  CLAIMS

On June 20, 1994 the Company purchased three unproven mineral claims, from a related party, by the issuance of 200,000 Common shares of its stock, and are identified as Marathon, Marathon I and Marathon 2, containing a total of 32 units, with expiration dates during 2006, which are located near Cowichan Lake in the Province of British Columbia, Canada. The claims are located within the Sicker Volcanic Belt on Vancouver Island in an active gold mining area.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  MINING  CLAIMS  -continued

The  terms  of  the  purchase  provides  for  payments  as  follows:

Dates Due   Amounts (canadian)  Shares of Comp
----------  ------------------  --------------
6-20-94                      -         200,000
11-7-96                  5,000         100,000
6-30-97                 10,000         100,000
12-31-97                10,000         100,000
6-30-98                 10,000         100,000
12-31-98                15,000         100,000
            ------------------  --------------
                        50,000         700,000
            ------------------  --------------

The required stock issues have been made however $17,50OCn is past due on June 30, 1998. These amounts are being capitalized until the claims are proven or shown to be of no value.

The Company has entered into a contract with Globe Drilling LTD to do exploratory drilling. The terms of the agreement provides for drilling, at locations specified by the Company, to a minimum of 1000 feet The Company has staked an additional 20 claim units known as the krystle Ann 1, 2, and 3 claims.

If the Company fails to make timely payments and cannot renegociate the contract its investment in the property will be lost.

4.  OIL  LEASES

BEAUFORT SEA PROJECT
-----------------------------------------------------------------------------------------------------
                                                                                                       COST
                                                                                                       -------
On June 9, 1997 the Company purchased a 3.745% working interest in the Beaufort Sea well
 Esso Pex Home et al Itiyok I-27 consisting of 640 acres and is located at Latitude 70-00', Longitude
 134-00', Sections 7, 8, 17, 18, 27, 28, and 37, License No. 55, dated April 22, 1987. During 1982 and 1983 a consortium of companies participated in the drilling, casing, and testing the area to a depth of 12,980 feet. A review of the well data and geological prognosis indicates that the area would contain proven recoverable gas reserves of 108 Bscf and proven recoverable oil reserves of
 8,976 MSTB.

The other partners in the project are controlled by Exxon Oil Corporation, however there is no immediate plans to develop the area.

The terms of the purchase provides for a payment of $15,000 and the issuance of 1,050,000 shares of the Company, which has been completed, and an option to purchase an additional 750,000
 shares of the Company, by the seller, any time within two years at $.20 per share.                    $67,913

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. OIL LEASES - CONTINUED

ALKALI CREEK PROSPECT, PETROLEUM COUNTY, MONTANA
------------------------------------------------
                                                                                                                 COST
                                                                                                                 --------
On May 27, 1997 the Company purchased a 50% working interest in the Alkali Creek Prospect area, Petroleum County Montana, from Starrock Resources Ltd. , consisting 4,987 unproven acres.
The terms of the leases begin to expire in 1999 through 2004 and provide for royalties of 12.5%
to 25% of production.

The Company has agreed to provide $83,5 10 for it's one half of the amount projected to explore the area, of which, $14,208 has been paid. During July 1998 the Company paid $50,000 for drilling scheduled to be done in September 1998.

If the Company fails to make timely payments and cannot renegociate the contract its investment in the property will be lost.

The Company paid $10,225 and 600,000 shares of its common capital stock for the interest.                        $ 40,225

BOONESVILLE - VASE COUNTY, TEXAS
--------------------------------

On July 11, 1997 the Company purchased a 10% working interest and a 8% net revenue interest in an oil lease known as Boonesvile #I Wise County, Texas for $2,700. The Company has agreed to pay the Company's share of the initial test well costs and on June 30, 1998 owes a balance of $49,292
                                                                                                                 $  2,700

CESSFORD - ALBERTA, CANADA
--------------------------

On July 17, 1997 the Company purchased a 20% interest in an oil lease in the Cessford Area, Alberta, Canada by payment of $36,627 and 1,230,000 shares of the Company. The Company has participated in the initial test well costs. On June 3, 1998 the parties mutually agreed to reduced the 20% interest to 5% resulting in a
credit of $33,598, to the Company, to be used in the future drilling programs .                                  $159,627
                                                                                                                 --------
                                                                                                                  270,465
                                                                                                                 ========

5.  STOCK  OPTIONS

The Company has granted a 2,500,000 share stock option to officers of the Company at $. 10 per share which will expire January 1, 2000. Other stock options includes 750,000 shares at $.20 per share which expires on June 9, 1999, as shown in note 4, and 300,000 shares at $.06 which expires December 5, 1997.

6.  RELATED  PARTY  TRANSACTIONS

See statement of changes in stock regarding shares issued to officers for services and mining claims.
See  note  5  regarding  stock  options  granted  to  officers.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  GOING  CONCERN

The Company intends to continue to acquire other interests in various business opportunities which, in the opinion of management, will provide a profit to the Company.

Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to fund the projects management has undertaken and they have developed a strategy, which they believes will accomplish this through additional equity funding.

Management recognizes that, if they are unable to raise additional capital, they cannot conduct operations in the future and they will lose the properties outlined in notes 3,and 4.

8.  CONTINUING  AND  CONTINGENT  LIABILITIES

On July 9, 1993 the Company issued 200,000 shares of it's common stock in exchange for 2, 100 acres of undeveloped land located in Fentress and Overton Counties, Tennessee. This parcel was part of a larger purchase of 12, 100 acres by

The predecessor by the issuance of a convertible corporate debenture and the assumption of a lien due the U.S. Army Corp. of Engineers. Since that time it has been determined that there was a defect in the title to the property and therefore the stock was canceled by notification to the transfer agent and the recipients of the stock, however, the stock has not been returned to the Company. Management, with council, believe that the recipients still holding the stock have no legal claim on the Company nor is the Company liable under the lien. The issuance of the stock has been recorded on the books of the Company and is shown as outstanding at the report date.

On November 2, 1995 the Company issued 1, 173,897 shares of its common stock to a previous related party in exchange for the use of office equipment and other expenses. The parties receiving the stock have agreed to return the stock of the Company for cancellation, which resulted from a dispute over the transaction. The stock has not been returned to the Company by the report date and is shown as outstanding with no value.

See  notes  3  and  4  for  amounts due in the future for oil and mining claims.

9.  SUBSEQUENT  EVENTS

See note 4 regarding payment of $50,000 for drilling scheduled to be done in September 1998.