Form 10-Q
period 1998-09-30
AMBRA RESOURCES GROUP INC
filed 1999-03-31
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended    September  30,  1998
                                   ---------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from              to
                                   -------------  -------------
Commission  File  number                                   O-11695
                         -----------------------------------------
                           AMBRA RESOURCES GROUP, INC.
                           ---------------------------
               (Exact name of registrant as specified in charter)

            UTAH                             87-0403828
-------------------------------     -----------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

700-890  West  Pender Street, Vancouver., Canada,             V6C 1J9
-------------------------------------------------     --------------------------
(Address  of  principal  executive  offices)                 (Zip Code)

                                1-604-669-2723
                  --------------------------------------------
               Registrant's telephone number, including area code

                          AMBRA  ROYALTY -same address
                          ----------------------------
    (Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                Outstanding  as  of  February  25,  1999
     ----------------------      ----------------------------------------
     Common  Stock,  $0.001                     33,787,712

                                      INDEX

                                                                            Page
                                                                           Number
                                                                           ------
PART I.
        ITEM 1. Financial Statements (unaudited). . . . . . . . . . . . . .     3

                Balance Sheets. . . . . . . . . . . . . . . . . . . . . . .     4
                September 30, 1998 and June 30, 1998

                Statements of Operations
                Three months ended September 30, 1998 and 1997. . . . . . .     5
                and the period from January 27, 1984 to September 30, 1998

                Statement of Changes in Stockholders' Equity
                Period from January 27, 1984  to
                September 30, 1998. . . . . . . . . . . . . . . . . . . . .     6

                Statements of Cash Flows
                Three months ended September 30, 1998 and 1997. . . . . . .    13
                and the period from January 27, 1984 to September 30, 1998

                Notes to Financial Statements . . . . . . . . . . . . . . .    15

        ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . . .    20

PART II.        Other Information . . . . . . . . . . . . . . . . . . . . .    23

                Signatures. . . . . . . . . . . . . . . . . . . . . . . . .    24

PART  I  -  FINANCIAL  INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying balance sheets of Ambra Resources Group, Inc. (a development stage company) at September 30, 1998 and June 30, 1998, and the statements of operations and cash flows for the three months ended September 30, 1998 and 1997 and the period from January 27, 1984 to September 30, 1998, and the statement of stockholder' equity for the period from January 27, 1984 to September 30, 1998, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1998, are not necessarily indicative of the results that can be expected for the year ending June 30, 1999.

                              AMBRA RESOURCES GROUP, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                     BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND JUNE 30, 1998
=======================================================================================

                                ASSETS

                                                           SEPTEMBER 30,     JUNE 30,
                                                               1998            1998
                                                          ---------------  ------------
CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $        1,893   $    60,034
                                                          ---------------  ------------
    Total Current Assets . . . . . . . . . . . . . . . .           1,893        60,034
                                                          ---------------  ------------

PROPERTY AND EQUIPMENT - net of
     accumulated depreciation - Note 2 . . . . . . . . .         105,538       104,712
                                                          ---------------  ------------

OTHER ASSETS
    Residential lots - Phoenix Arizona . . . . . . . . .          75,000        75,000
  Mining claims - Note 3 . . . . . . . . . . . . . . . .          64,917        56,917
  Oil leases -  Note 4 . . . . . . . . . . . . . . . . .         270,465       270,465
    Account receivable . . . . . . . . . . . . . . . . .          25,000        20,071
  Deposits . . . . . . . . . . . . . . . . . . . . . . .           3,333             -
                                                          ---------------  ------------
                                                                 438,715       422,453
                                                          ---------------  ------------

                                                          $      546,146   $   587,199
                                                          ===============  ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - related parties . . . . . . . . . .  $       86,275   $    43,100
  Accounts payable - other . . . . . . . . . . . . . . .          26,361       101,454
                                                          ---------------  ------------
    Total Current Liabilities. . . . . . . . . . . . . .         112,636       144,554
                                                          ---------------  ------------

STOCKHOLDERS' EQUITY
  Common stock
    50,000,000 shares authorized, at $.001 par value;
    33,787,712 shares issued and outstanding at Sept 30;
    32,216,756 at June 30. . . . . . . . . . . . . . . .          33,788        32,217

  Capital in excess of par value . . . . . . . . . . . .       2,212,758     2,090,806

  Deficit accumulated during the development stage . . .      (1,813,036)   (1,680,378)
                                                          ---------------  ------------
    Total Stockholders' Equity . . . . . . . . . . . . .         433,510       442,645
                                                          ---------------  ------------

                                                          $      546,146   $   587,199
                                                          ===============  ============

   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND THE
     PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
=======================================================================================

                                                     JANUARY 27, 1984
                           SEPT          SEPT      (DATE OF INCEPTION)
                           1998          1997        TO SEPT 30, 1998
                       ------------  ------------  --------------------
REVENUES. . . . . . .  $     1,350   $         -   $           232,743

EXPENSES. . . . . . .      134,008       211,869             2,045,779


NET LOSS. . . . . . .  $  (132,658)  $  (211,869)  $        (1,813,036)
                       ============  ============  ====================



LOSS PER COMMON SHARE

     Basic. . . . . .  $     (.004)  $     (.009)
                       ------------  ------------

         Diluted. . .  $     (.004)  $     (.009)
                       ------------  ------------

AVERAGE OUTSTANDING
     SHARES

          Basic . . .   32,966,756    23,508,566
                       ------------  ------------

          Diluted . .   36,516,756    26,758,566
                       ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                          AMBRA RESOURCES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
==========================================================================

                                                CAPITAL IN
                                 COMMON STOCK    EXCESS OF    ACCUMULATED
                               ----------------
                               SHARES   AMOUNT   PAR VALUE      DEFICIT
                               -------  -------  ----------  -------------
BALANCE JANUARY 27, 1984
(Date of Inception) . . . . .        -  $     -  $        -  $          -

Issuance of common stock for
  oil and gas leases. . . . .  122,086      122      19,438             -

Net income from operations
  for the period ended
  June 30, 1984 . . . . . . .        -        -           -         3,048
                               -------  -------  ----------  -------------

BALANCE JUNE 30, 1984 . . . .  122,086      122      19,438         3,048

Net loss from operations
  for the year ended
  June 30, 1985 . . . . . . .        -        -           -       (44,556)
                               -------  -------  ----------  -------------

BALANCE JUNE 30, 1985 . . . .  122,086      122      19,438       (41,508)

Issuance of common stock
  for cash. . . . . . . . . .      501      501           1            38

Net income from operations
  for the year ended
  June 30, 1986 . . . . . . .        -        -           -        18,018
                               -------  -------  ----------  -------------

BALANCE JUNE 30, 1986 . . . .  122,587      123      19,476       (23,490)

Issuance of common stock
  for cash. . . . . . . . . .    7,774    7,774           7        19,298

Net loss from operations
  for the year ended
  June 30, 1987 . . . . . . .        -        -           -        (9,248)
                               -------  -------  ----------  -------------

   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
     PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
==========================================================================

                                                   CAPITAL IN
                                    COMMON STOCK    EXCESS OF   ACCUMULATED
                                 -----------------
                                  SHARES    AMOUNT  PAR VALUE     DEFICIT
                                 ---------  ------  ----------  ------------
BALANCE JUNE 30, 1987 . . . . .    130,361     130     38,774       (32,738)

Issuance of common stock
  for cash. . . . . . . . . . .      6,000   6,000          6             -

Net income from operations
  for the year ended
  June 30, 1988 . . . . . . . .          -       -          -        15,828
                                 ---------  ------  ----------  ------------

BALANCE JUNE 30, 1988 . . . . .    136,361     136     38,774       (16,910)

Net loss from operations
  for the year ended
  June 30, 1989 . . . . . . . .          -       -          -       (22,000)
                                 ---------  ------  ----------  ------------

BALANCE JUNE 30, 1989 . . . . .    136,361     136     38,774       (38,910)
                                 ---------  ------  ----------  ------------

BALANCE JUNE 30, 1992 . . . . .    136,361     136     38,774       (38,910)

Capital contribution - expenses          -       -        752             -

Issuance of common stock
  for services - related party.    900,000     900      8,100             -

Net loss from operations
  for the year ended
  June 30, 1993 . . . . . . . .          -       -          -        (9,752)
                                 ---------  ------  ----------  ------------

BALANCE JUNE 30, 1993 . . . . .  1,036,361   1,036     47,626       (48,662)

Issuance of common stock
  for land. . . . . . . . . . .    200,000     200       (200)            -

   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
     PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
===============================================================================

                                                        CAPITAL IN
                                        COMMON STOCK    EXCESS OF  ACCUMULATED
                                     -----------------
                                      SHARES    AMOUNT  PAR VALUE    DEFICIT
                                     ---------  ------  ---------  ------------
Issuance of common stock
  for services - related party. . .    300,000     300      2,700            -

Issuance of common stock
  for mining claims - related party     50,000      50        450            -

Issuance of common stock
  for stock dividends . . . . . . .         16       -          -            -

Issuance of common stock
  for cash. . . . . . . . . . . . .     22,500      23     44,977            -

Net loss from operations
  for the year ended
  June 30, 1994 . . . . . . . . . .          -       -          -      (82,277)
                                     ---------  ------  ---------  ------------
BALANCE JUNE 30, 1994 . . . . . . .  1,608,877   1,609     95,553     (130,939)

Issuance of common stock
  for option on property. . . . . .     50,000      50        450

Issuance of common stock
  for mining claims - related party    150,000     150      1,350

Issuance of common stock
  for expenses. . . . . . . . . . .     22,000      22        198

Issuance of common stock for cash .    255,000     255    179,745

Net loss from operations
  for the year ended June 30, 1995.          -       -          -     (115,762)
                                     ---------  ------  ---------  ------------
BALANCE JUNE 30, 1995 . . . . . . .  2,085,877   2,086    277,296     (246,701)

   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
     PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
===============================================================================

                                                      CAPITAL IN
                                       COMMON STOCK    EXCESS OF   ACCUMULATED
                                    -----------------
                                     SHARES    AMOUNT  PAR VALUE     DEFICIT
                                    ---------  ------  ----------  ------------
ISSUANCE OF COMMON STOCK FOR
  EXPENSES - SEPTEMBER 22, 1995 -
  RELATED PARTY. . . . . . . . . .    137,979     138     68,850             -

ISSUANCE OF COMMON STOCK FOR
  CASH - NOVEMBER 2, 1995. . . . .     10,000      10      4,990             -

ISSUANCE OF COMMON STOCK FOR
  EQUIPMENT AND EXPENSES -
  NOVEMBER 2, 1995 - (NOTE 8). . .  1,173,897   1,174     (1,174)            -

ISSUANCE OF COMMON STOCK FOR
  CASH - DECEMBER 15, 1995 . . . .     10,000      10      4,990             -

ISSUANCE OF COMMON STOCK FOR
  CASH - FEBRUARY 20, 1996 . . . .     40,000      40     19,960             -

ISSUANCE OF COMMON STOCK FOR
  EXPENSES - APRIL 30, 1996. . . .     20,000      20      3,980             -

ISSUANCE OF COMMON STOCK FOR
  CASH AND EXPENSES - MAY 8, 1996.    153,000     153     30,447             -

ISSUANCE OF COMMON STOCK FOR
  EXPENSES - MAY 20, 1996. . . . .     62,500      62     12,438             -

ISSUANCE OF COMMON STOCK FOR
  CASH - MAY 20, 1996. . . . . . .     25,000      25     12,475             -

ISSUANCE OF COMMON STOCK FOR
  OIL LEASES - JUNE 18, 1996 -
  RELATED PARTY. . . . . . . . . .    200,000     200      1,800             -

ISSUANCE OF COMMON STOCK FOR
  EXPENSES - JUNE 18, 1996 -
  RELATED PARTY. . . . . . . . . .    300,000     300     59,700             -

NET LOSS FROM OPERATIONS FOR
  THE YEAR ENDED JUNE 30, 1996 . .          -       -          -      (269,717)
                                    ---------  ------  ----------  ------------
BALANCE JUNE 30, 1996. . . . . . .  4,218,253   4,218    495,752      (516,418)

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               AMBRA RESOURCES GROUP, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
          PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
=========================================================================================

                                                                 CAPITAL IN
                                                  COMMON STOCK    EXCESS OF   ACCUMULATED
                                               -----------------
                                                SHARES    AMOUNT  PAR VALUE     DEFICIT
                                               ---------  ------  ----------  -----------
ISSUANCE OF ADDITIONAL SHARES RESULTING
   FROM REVERSE STOCK SPLIT - OCT 1996. . . .  4,540,007   4,540     (4,540)            -

ISSUANCE OF COMMON STOCK FOR ACCTS PAY
   AND COMMISSIONS AT $.05 - OCT 1996 . . . .  1,028,600   1,029     48,730             -

ISSUANCE OF COMMON STOCK FOR MINING
   CLAIMS AT $.05 - NOV 1996. . . . . . . . .    100,000     100      4,900             -

ISSUANCE OF COMMON STOCK FOR SERVICES AND
    EXPENSES AT $.05- RELATED PARTIES - 1996.  2,425,200   2,425    123,065             -

ISSUANCE OF COMMON STOCK FOR SERVICES -
    AT $.05 - JAN 1997. . . . . . . . . . . .    425,000     425     20,825             -

ISSUANCE OF COMMON STOCK FOR SERVICES AND
    EXPENSES AT $.05 - RELATED PARTIES - 1997  1,774,506   1,775     86,952             -

ISSUANCE OF COMMON STOCK FOR OIL LEASES
   AT  $.05  -  MAY 1997. . . . . . . . . . .    600,000     600     29,400             -

ISSUANCE OF COMMON STOCK FOR SERVICES AND
   EXPENSES AT $.05 - RELATED PARTIES - 1997.  2,550,000   2,550    124,950             -

ISSUANCE OF COMMON STOCK FOR CASH AT $.10 -
   MAY & JUNE 1997- PRIVATE PLACEMENT . . . .  1,359,000   1,359    134,541             -

ISSUANCE OF COMMON STOCK FOR OIL LEASES
    AT $.05 - JUNE 1997 . . . . . . . . . . .  1,240,000   1,240     60,760             -

ISSUANCE OF COMMON STOCK FOR CASH AT $.10 -
   JUNE 1997 - PRIVATE PLACEMENT. . . . . . .  1,008,000   1,008     99,800             -

ISSUANCE OF COMMON STOCK FOR SERVICES
   AT $.05 - JUNE 1997. . . . . . . . . . . .    640,000     640     30,860             -

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 AMBRA RESOURCES GROUP, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
            PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
=============================================================================================

                                                                    CAPITAL IN
                                                     COMMON STOCK    EXCESS OF   ACCUMULATED
                                                 ------------------
                                                   SHARES    AMOUNT  PAR VALUE     DEFICIT
                                                 ----------  ------  ----------  ------------
ISSUANCE OF COMMON STOCK FOR MINING
    CLAIMS AT $.05  - JUNE 1997 . . . . . . . .     100,000     100      4,900             -

NET LOSS FROM OPERATIONS FOR THE
   YEAR ENDED JUNE 31, 1997 . . . . . . . . . .           -       -          -      (515,238)
                                                 ----------  ------  ----------  ------------

BALANCE JUNE 30, 1997 . . . . . . . . . . . . .  22,008,566  22,009  1,260,895    (1,031,656)

ISSUANCE OF COMMON STOCK FOR OIL
   LEASES AT $.10 - JULY 1997 . . . . . . . . .     930,000     930     92,070             -

ISSUANCE OF COMMON STOCK FOR PAYMENT
   OF DEBT AT $.10 - JULY 1997 -  RELATED PARTY   1,134,480   1,134    112,314             -

ISSUANCE OF COMMON STOCK FOR TWO
   RESIDENTIAL LOTS AT $.10 - SEPT 1997 . . . .     700,000     700     69,300             -

ISSUANCE OF COMMON STOCK AND PAYMENT
   OF STOCK ISSUANCE EXPENSE - SEPT 1997. . . .     250,000     250     (9,250)            -

ISSUANCE OF COMMON STOCK FOR CASH AT $.10 - . .   1,221,000   1,221    120,879             -
   JULY AND SEPT 1997 - PRIVATE PLACEMENT

ISSUANCE OF COMMON STOCK FOR SERVICES AND
   PAYMENT OF DEBT AT $.10 - RELATED PARTIES. .   1,199,710   1,200    118,771             -
           DEC 1997
ISSUANCE OF COMMON STOCK FOR COSTS
   OF STOCK ISSUANCE - DEC 1997 . . . . . . . .     250,000     250       (250)            -

ISSUANCE OF COMMON STOCK FOR INSTALLMENT
   PAYMENT ON MINING CLAIMS AT $.10 - . . . . .     100,000     100      9,900             -
            DEC 1997

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               AMBRA RESOURCES GROUP, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
          PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
=========================================================================================

                                                               CAPITAL IN
                                             COMMON     STOCK   EXCESS OF    ACCUMULATED
                                           ----------  -------
                                             SHARES    AMOUNT   PAR VALUE      DEFICIT
                                           ----------  -------  ----------  -------------
ISSUANCE OF COMMON STOCK FOR EXPENSES . .     549,000      549      54,351             -
   AT $.10 -  RELATED PARTIES - DEC 1997

ISSUANCE OF COMMON STOCK FOR EXPENSES . .   2,274,000    2,274     111,426             -
   AT $.05 - RELATED PARTIES - MAY 1998

ISSUANCE OF COMMON STOCK FOR EXPENSES
   AT $.095 - RELATED PARTIES - JUNE 1998   1,500,000    1,500     140,500             -

ISSUANCE OF COMMON STOCK FOR EXPENSES
    AT $.10 - JUNE 1998 . . . . . . . . .     100,000      100       9,900             -

NET LOSS FROM OPERATIONS  FOR THE YEAR
    ENDED  JUNE 30, 1998. . . . . . . . .           -        -           -      (648,722)
                                           ----------  -------  ----------  -------------
BALANCE JUNE 30, 1998 . . . . . . . . . .  32,216,756  $32,217  $2,090,806  $ (1,680,378)

ISSUANCE OF COMMON STOCK FOR INSTALLMENT
    PAYMENT ON MINING CLAIMS - JUL 1998 .     100,000      100       7,900             -

ISSUANCE OF COMMON STOCK FOR CASH
   AT  $.08 - JUL 1998. . . . . . . . . .     450,000      450      35,550             -

ISSUANCE OF COMMON STOCK FOR EXPENSES
    AT $.10 - JUL 1998. . . . . . . . . .     295,000      295      29,205             -

ISSUANCE OF COMMON STOCK FOR SERVICES
    AT $.08 - JUL 1998. . . . . . . . . .     457,500      458      36,142             -

ISSUANCE OF COMMON STOCK FOR CASH
   AT $.05 - JUL 1998 . . . . . . . . . .     268,456      268      13,155             -

NET LOSS FROM OPERATIONS FOR THE THREE
   MONTHS ENDED SEPTEMBER 30, 1998. . . .           -        -           -      (132,658)

BALANCE SEPTEMBER 30, 1998. . . . . . . .  33,787,712  $33,788  $2,212,758  $ (1,813,036)
                                           ==========  =======  ==========  =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                    AMBRA RESOURCES GROUP, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND THE
                 PERIOD JANUARY 27, 1984 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
==================================================================================================

                                                                                JANUARY 27, 1984
                                                        SEPT        SEPT      (DATE OF INCEPTION)
                                                        1998        1997        TO SEPT 30, 1998
                                                     ----------  -----------  --------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES

  NET LOSS. . . . . . . . . . . . . . . . . . . . .  $(132,658)  $( 211,869)  $        (1,813,036)
  ADJUSTMENTS TO RECONCILE NET LOSS
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
      DEPLETION, DEPRECIATION
      AND AMORTIZATION. . . . . . . . . . . . . . .        775          650                30,214
      COMMON CAPITAL STOCK ISSUED
      FOR SERVICES & EXPENSES . . . . . . . . . . .     66,100            -             1,309,671
       LOSS OF OIL LEASES . . . . . . . . . . . . .          -            -                11,000
        (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE.     (4,929)           -               (25,000)
           (INCREASE) DECREASE IN SECURITY DEPOSITS     (3,333)       3,299                (3,333)
      INCREASE (DECREASE) IN LIABILITIES. . . . . .    (31,918       32,140               (12,155)
                                                     ----------  -----------  --------------------
      NET CASH USED BY OPERATIONS . . . . . . . . .   (105,963)    (175,780)             (502,639)
                                                     ----------  -----------  --------------------

CASH FLOWS FROM INVESTING
  ACTIVITIES

  PURCHASE OF PROPERTY & EQUIPMENT. . . . . . . . .     (1,601)     (57,180)             (115,991)
  PURCHASE OF  OIL & GAS LEASES AND
    MINING CLAIMS . . . . . . . . . . . . . . . . .          -            -               (97,948)
                                                     ----------  -----------  --------------------

CASH FLOWS FROM FINANCING
  ACTIVITIES

    PROCEEDS OF LOANS . . . . . . . . . . . . . . .          -       65,071
  NET PROCEEDS FROM SALE OF CAPITAL STOCK . . . . .     49,423      109,100               718,471
                                                     ----------  -----------  --------------------
  NET INCREASE (DECREASE) IN CASH . . . . . . . . .    (58,141)     (58,789)                1,893

  CASH AT BEGINNING OF YEAR . . . . . . . . . . . .     60,034      123,285                     -
                                                     ----------  -----------  --------------------

  CASH AT END OF YEAR . . . . . . . . . . . . . . .  $   1,893   $   64,496   $             1,893
                                                     ==========  ===========  ====================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              AMBRA RESOURCES GROUP, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS (CONTINUED)
       FOR THE PERIOD JANUARY 27, 1984 (DATE OF INCEPTION) TO SEPTEMBER 30, 1997
======================================================================================

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
ISSUANCE OF 122,086 SHARES IN EXCHANGE FOR ROYALTY
  INTERESTS IN OIL AND GAS LEASES - 1984 . . . . . . . . . . . . . . . . . .  $ 19,560
                                                                              --------
ISSUANCE OF 900,000 SHARES FOR SERVICES - 1993 . . . . . . . . . . . . . . .     9,000
                                                                              --------
ISSUANCE OF 200,000 SHARES FOR LAND - 1993 - (NOTE 1). . . . . . . . . . . .         -
                                                                              --------
ISSUANCE OF 50,000 SHARES FOR MINING CLAIMS - 1994 . . . . . . . . . . . . .       500
                                                                              --------
ISSUANCE OF 300,000 SHARES FOR SERVICES - 1994 . . . . . . . . . . . . . . .     3,000
                                                                              --------
ISSUANCE OF 50,000 SHARES FOR OPTION ON PROPERTY - 1994. . . . . . . . . . .       500
                                                                              --------
ISSUANCE OF 150,000 SHARES FOR MINING CLAIMS - 1995. . . . . . . . . . . . .     1,500
                                                                              --------
ISSUANCE OF 22,000 SHARES FOR EXPENSES - 1995. . . . . . . . . . . . . . . .       220
                                                                              --------
ISSUANCE OF 137,979 SHARES FOR EXPENSES - 1995 . . . . . . . . . . . . . . .    68,988
                                                                              --------
ISSUANCE OF 1,173,897 SHARES FOR EQUIPMENT AND EXPENSES - 1995 - NOTE 1. . .         -
                                                                              --------
ISSUANCE OF 20,000 SHARES FOR EXPENSES - 1996. . . . . . . . . . . . . . . .     4,000
                                                                              --------
ISSUANCE OF 118,115 SHARES FOR EXPENSES - 1996 . . . . . . . . . . . . . . .    23,623
                                                                              --------
ISSUANCE OF 62,500 SHARES FOR EXPENSES - 1996. . . . . . . . . . . . . . . .    12,500
                                                                              --------
ISSUANCE OF 200,000 SHARES FOR OIL LEASES - 1996 . . . . . . . . . . . . . .     2,000
                                                                              --------
ISSUANCE OF 300,000 SHARES FOR EXPENSES - 1996 . . . . . . . . . . . . . . .    60,000
                                                                              --------
ISSUANCE OF 1,028,600 SHARES FOR ACCOUNTS PAYABLE AND COMMISSIONS - 1996 . .    49,759
                                                                              --------
ISSUANCE OF 100,000 SHARES FOR MINING CLAIMS - 1996. . . . . . . . . . . . .     5,000
                                                                              --------
ISSUANCE OF 2,425,200 SHARES FOR SERVICES AND EXPENSES - 1996. . . . . . . .   125,490
                                                                              --------
ISSUANCE OF 425,000 SHARES FOR SERVICES -1997. . . . . . . . . . . . . . . .    21,250
                                                                              --------
ISSUANCE OF 1,774,506 SHARES  FOR SERVICES AND EXPENSES - 1997 . . . . . . .    88,727
                                                                              --------
ISSUANCE OF 600,000 SHARES FOR OIL LEASES - 1997 . . . . . . . . . . . . . .    30,000
                                                                              --------
ISSUANCE OF 2,550,000 SHARES FOR SERVICES AND EXPENSES - 1997. . . . . . . .   127,500
                                                                              --------
ISSUANCE OF 1,240,000 SHARES FOR OIL LEASES - 1997 . . . . . . . . . . . . .    62,000
                                                                              --------
ISSUANCE OF 640,000 SHARES FOR SERVICES - 1997 . . . . . . . . . . . . . . .    31,500
                                                                              --------
ISSUANCE OF 100,000 SHARES FOR MINING CLAIMS - 1997. . . . . . . . . . . . .     5,000
                                                                              --------
ISSUANCE OF 930,000 SHARES FOR OIL LEASES - 1997 . . . . . . . . . . . . . .    93,000
                                                                              --------
ISSUANCE OF 1,134,480 SHARES FOR PAYMENT OF DEBT - 1997. . . . . . . . . . .   113,448
                                                                              --------
ISSUANCE OF 700,000 SHARES FOR TWO RESIDENTIAL LOTS - 1997 . . . . . . . . .    70,000
                                                                              --------
ISSUANCE OF 1,199,710 SHARES FOR SERVICES AND PAYMENT OF DEBT - 1997 . . . .   119,971
                                                                              --------
ISSUANCE OF 100,000 SHARES FOR INSTALLMENT PAYMENT ON MINING CLAIMS - 1997 .    10,000
                                                                              --------
ISSUANCE OF 549,000 SHARES FOR EXPENSES - 1998 . . . . . . . . . . . . . . .    54,900
                                                                              --------
ISSUANCE OF 2,274,000 SHARES FOR EXPENSES - 1998 . . . . . . . . . . . . . .   113,700
                                                                              --------
ISSUANCE OF 1,500,000 SHARES FOR EXPENSES - 1998 . . . . . . . . . . . . . .   142,000
                                                                              --------
ISSUANCE OF 100,000 SHARES FOR INSTALLMENT PAYMENT ON MINING CLAIMS  - 1998.    10,000
                                                                              --------
ISSUANCE OF 100,000 SHARES FOR INSTALLMENT PAYMENT ON MINING CLAIMS - 1998 .     8,000
                                                                              --------
ISSUANCE OF 295,000 SHARES FOR PAYMENT OF EXPENSES - 1998. . . . . . . . . .    29,500
                                                                              --------
ISSUANCE OF 457,500 SHARES FOR SERVICES - 1998 . . . . . . . . . . . . . . .  $ 36,600
                                                                              --------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
================================================================================


1.  ORGANIZATION

THE COMPANY WAS INCORPORATED UNDER THE LAWS OF THE STATE OF UTAH ON JANUARY 27, 1984 WITH AUTHORIZED CAPITAL STOCK OF 50,000,000 SHARES AT A PAR VALUE OF $0.001.

ON OCTOBER 14, 1996 THE COMPANY COMPLETED A REVERSE STOCK SPLIT OF TEN SHARES OF OUTSTANDING SHARES FOR ONE SHARE IN CONNECTION WITH A NAME CHANGE TO "AMBRA RESOURCES GROUP, INC." FROM "AMBRA ROYALTY, INC." THIS REPORT HAS BEEN
PREPARED SHOWING AFTER STOCK SPLIT SHARES WITH A PAR VALUE OF $0.001 FROM INCEPTION.

THE COMPANY HAS BEEN IN THE DEVELOPMENT STAGE SINCE INCEPTION AND HAS BEEN PRIMARILY ENGAGED IN THE BUSINESS OF THE ACQUISITION AND DEVELOPMENT OF MINING AND OIL PROPERTIES.

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

PROPERTY  AND  EQUIPMENT
------------------------

THE COMPANY'S PROPERTY AND EQUIPMENT CONSISTS OF THE FOLLOWING AT SEPTEMBER 30, 1998.

             OFFICE  EQUIPMENT                     3,614
             RESIDENTIAL  RENTALS                107,877
             LESS  ACCUMULATED  DEPRECIATION      (5,953)
                                                 --------
                                                 105,538
                                                 --------

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

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
================================================================================


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

INCOME  TAXES
-------------

AT JUNE 30, 1998, THE COMPANY HAD A NET OPERATING LOSS CARRY FORWARD OF $1,680,378. THE TAX BENEFIT FROM THE LOSS CARRY FORWARD HAS BEEN FULLY OFFSET BY A VALUATION RESERVE BECAUSE THE USE OF THE FUTURE TAX BENEFIT IS DOUBTFUL. THE COMPANY IS UNABLE TO ESTABLISH A PREDICTABLE PROJECTION OF OPERATING PROFITS FOR FUTURE YEARS.
THE NET OPERATING LOSS CARRYOVERS WILL EXPIRE BEGINNING IN THE YEARS 2000 THROUGH 2018.

FOREIGN  CURRENCY  TRANSLATION
------------------------------

THE TRANSACTIONS OF THE COMPANY COMPLETED IN CANADIAN DOLLARS HAVE BEEN TRANSLATED TO US DOLLARS. ASSETS AND LIABILITIES ARE TRANSLATED AT THE YEAR END EXCHANGE RATES AND THE INCOME AND EXPENSES AT THE AVERAGE RATES OF EXCHANGE PREVAILING DURING THE YEARS REPORTED ON.

FINANCIAL  INSTRUMENTS
----------------------

THE CARRYING AMOUNTS OF FINANCIAL INSTRUMENTS, INCLUDING CASH, INVESTMENTS IN MINING CLAIMS AND OIL LEASES, AND ACCOUNTS RECEIVABLE AND PAYABLES, ARE CONSIDERED BY MANAGEMENT TO BE THEIR ESTIMATED FAIR VALUES. THESE VALUES ARE NOT NECESSARILY INDICATIVE OF THE AMOUNTS THAT THE COMPANY COULD REALIZE IN A CURRENT MARKET EXCHANGE.

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

3.  MINING  CLAIMS

ON JUNE 20, 1994 THE COMPANY PURCHASED THREE UNPROVEN MINERAL CLAIMS, FROM A RELATED PARTY, AND ARE IDENTIFIED AS MARATHON, MARATHON 1 AND MARATHON 2, CONTAINING A TOTAL OF 32 UNITS, WITH EXPIRATION DATES DURING 2006, WHICH ARE LOCATED NEAR COWICHAN LAKE IN THE PROVINCE OF BRITISH COLUMBIA, CANADA. THE CLAIMS ARE LOCATED WITHIN THE SICKER VOLCANIC BELT ON VANCOUVER ISLAND IN AN
ACTIVE  GOLD  MINING  AREA.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
================================================================================


3.  MINING  CLAIMS  -  CONTINUED

THE  TERMS  OF  THE  PURCHASE  PROVIDES  FOR  PAYMENTS  AS  FOLLOWS:

          DATES DUE            AMOUNTS  (CANADIAN)          SHARES  OF  COMPANY
          ---------            -------------------          -------------------

          6-20-94                        -                    200,000
          11-7-96                    5,000                    100,000
          6-30-97                   10,000                    100,000
          12-31-97                  10,000                    100,000
          6-30-98                   10,000                    100,000
          12-31-98                  15,000                    100,000
                                   -------                    -------
                                   $50,000                    700,000
                                   -------                    -------

THE  REQUIRED  STOCK  ISSUES  HAVE  BEEN MADE HOWEVER  $15,000CN  IS PAST DUE ON
DECEMBER  31,  1998.   THESE  AMOUNTS ARE BEING CAPITALIZED UNTIL THE CLAIMS ARE
PROVEN  OR  SHOWN  TO  BE  OF  NO  VALUE.

THE COMPANY HAS STAKED AN ADDITIONAL 20 CLAIM UNITS KNOWN AS THE CRYSTLE ANN 1, 2, AND 3 CLAIMS.

IF THE COMPANY FAILS TO MAKE TIMELY PAYMENTS AND CANNOT RENEGOCIATE THE CONTRACT ITS INVESTMENT IN THE PROPERTY WILL BE LOST.

4.  OIL  LEASES

BEAUFORT  SEA  PROJECT                                                      COST
----------------------                                                      ----

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

THE OTHER PARTNERS IN THE PROJECT ARE CONTROLLED BY EXXON OIL CORPORATION, HOWEVER THERE IS NO IMMEDIATE PLANS TO DEVELOP THE AREA.

THE TERMS OF THE PURCHASE PROVIDES FOR A PAYMENT OF $15,000 AND THE ISSUANCE OF 1,050,000 SHARES OF THE COMPANY , WHICH HAS BEEN COMPLETED, AND AN OPTION TO PURCHASE AN ADDITIONAL 750,000 SHARES OF THE COMPANY, BY THE SELLER, ANY TIME
WITHIN  TWO  YEARS  AT  $.20  PER  SHARE.                                $67,913

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
================================================================================


4.  OIL  LEASES  -  CONTINUED

ALKALI  CREEK  PROSPECT,  PETROLEUM  COUNTY,  MONTANA                       COST
-----------------------------------------------------                       ----

ON MAY 27, 1997 THE COMPANY PURCHASED A 50% WORKING INTEREST IN THE ALKALI CREEK PROSPECT AREA, PETROLEUM COUNTY MONTANA, FROM STARROCK RESOURCES LTD. , CONSISTING 4,987 UNPROVEN ACRES. THE TERMS OF THE LEASES BEGIN TO EXPIRE IN 1999 THROUGH 2004 AND PROVIDE FOR ROYALTIES OF 12.5% TO 25% OF PRODUCTION.

THE COMPANY HAS AGREED TO PROVIDE $75,000 FOR ITS ONE HALF OF THE AMOUNT PROJECTED TO BE USED IN EXPLORATION OF THE AREA DURING 1999.

IF THE COMPANY FAILS TO MAKE TIMELY PAYMENTS AND CANNOT RENEGOCIATE THE CONTRACT ITS INVESTMENT IN THE PROPERTY WILL BE LOST.

THE  COMPANY  PAID  $10,225  AND  600,000 SHARES OF ITS COMMON CAPITAL STOCK FOR
THE  INTEREST.                                                           $40,225

BOONESVILLE  -  WISE  COUNTY,  TEXAS
------------------------------------

ON JULY 11, 1997 THE COMPANY PURCHASED A 10% WORKING INTEREST AND A 8% NET REVENUE INTEREST IN AN OIL LEASE KNOWN AS BOONESVILE #1 WISE COUNTY, TEXAS FOR $2,700. THE COMPANY HAS AGREED TO PAY THE COMPANY'S SHARE OF THE INITIAL TEST WELL COSTS AND ON SEPTEMBER 30, 1998 OWES A BALANCE OF $49,292.

A RECENT ACCIDENT HAS RENDERED THE WELL INOPERATIVE AND THE OPERATOR HAS MADE A CLAIM FOR DAMAGES FROM THE INSURANCE COMPANY. THE AMOUNT OF THE CLAIM THAT MAY
BE  PAID  IS  UNDETERMIABLE  AT  THIS  DATE                               $2,700

CESSFORD  -  ALBERTA,  CANADA
-----------------------------

ON JULY 17, 1997 THE COMPANY PURCHASED A 20% INTEREST IN AN OIL LEASE IN THE CESSFORD AREA, ALBERTA, CANADA BY PAYMENT OF $ 36,627 AND 1,230,000 SHARES OF THE COMPANY. THE COMPANY HAS PARTICIPATED IN THE INITIAL TEST WELL COSTS. ON JUNE 3, 1998 THE PARTIES MUTUALLY AGREED TO REDUCED THE 20% INTEREST TO 5%
RESULTING  IN  A  CREDIT  OF  $33,598,  TO THE COMPANY, TO BE USED IN THE FUTURE
DRILLING  PROGRAMS.                                                     $159,627
                                                                        --------
                                                                        $270,465
                                                                        ========

5.  STOCK  OPTIONS

THE  COMPANY  HAS  GRANTED  A  2,500,000  SHARE  STOCK OPTION TO OFFICERS OF THE
COMPANY  AT  $.10  PER  SHARE  WHICH  WILL  EXPIRE  JANUARY 1, 2000. OTHER STOCK
OPTIONS INCLUDES 750,000 SHARES AT $.20 PER SHARE WHICH EXPIRES ON JUNE 9, 1999, AS SHOWN IN NOTE 4.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
================================================================================


6.  RELATED  PARTY  TRANSACTIONS

SEE STATEMENT OF CHANGES IN STOCK REGARDING SHARES ISSUED TO OFFICERS FOR SERVICES AND MINING CLAIMS. SEE NOTE 5 REGARDING STOCK OPTIONS GRANTED TO OFFICERS.

7.  GOING  CONCERN

THE COMPANY INTENDS TO CONTINUE TO ACQUIRE OTHER INTERESTS IN VARIOUS BUSINESS OPPORTUNITIES WHICH, IN THE OPINION OF MANAGEMENT, WILL PROVIDE A PROFIT TO THE COMPANY.

CONTINUATION OF THE COMPANY AS A GOING CONCERN IS DEPENDENT UPON OBTAINING THE ADDITIONAL WORKING CAPITAL NECESSSARY TO FUND THE PROJECTS MANAGEMENT HAS UNDERTAKEN AND THEY HAVE DEVELOPED A STRATEGY, WHICH THEY BELIEVES WILL ACCOMPLISH THIS THROUGH ADDITIONAL EQUITY FUNDING .

MANAGEMENT RECOGNIZES THAT, IF THEY ARE UNABLE TO RAISE ADDITIONAL CAPITAL, THEY CANNOT CONDUCT OPERATIONS IN THE FUTURE AND THEY WILL LOSE THE PROPERTIES OUTLINED IN NOTES 3,AND 4.

8.  CONTINUING  AND  CONTINGENT  LIABILITIES

ON JULY 9, 1993 THE COMPANY ISSUED 200,000 SHARES OF IT'S COMMON STOCK IN EXCHANGE FOR 2,100 ACRES OF UNDEVELOPED LAND LOCATED IN FENTRESS AND OVERTON COUNTIES, TENNESSEE. THIS PARCEL WAS PART OF A LARGER PURCHASE OF 12,100 ACRES BY

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

ON NOVEMBER 2, 1995 THE COMPANY ISSUED 1,173,897 SHARES OF ITS COMMON STOCK TO A PREVIOUS RELATED PARTY IN EXCHANGE FOR THE USE OF OFFICE EQUIPMENT AND OTHER EXPENSES. THE PARTIES RECEIVING THE STOCK HAVE AGREED TO RETURN THE STOCK OF THE COMPANY FOR CANCELLATION, WHICH RESULTED FROM A DISPUTE OVER THE
TRANSACTION. THE STOCK HAS NOT BEEN RETURNED TO THE COMPANY BY THE REPORT DATE AND IS SHOWN AS OUTSTANDING WITH NO VALUE.

SEE  NOTES  3  AND 4  FOR AMOUNTS DUE IN  THE  FUTURE FOR OIL AND MINING CLAIMS.

================================================================================
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS  OF  OPERATION
================================================================================

OVERVIEW

AMBRA ROYALTY, INC. (THE "REGISTRANT" OR "COMPANY") WAS INCORPORATED UNDER THE LAWS OF THE STATE OF UTAH ON JANUARY 27, 1984. THE REGISTRANT WAS INITIALLY
ORGANIZED PRIMARILY TO HOLD OVERRIDING ROYALTIES OF BOTH PRODUCING AND NON-PRODUCING OIL AND GAS PROPERTIES. HOWEVER, THE COMPANY'S ARTICLES OF INCORPORATION AUTHORIZE IT TO ENGAGE IN ALL ASPECTS OF THE OIL AND GAS BUSINESS AND FOR ANY OTHER LAWFUL PURPOSE.

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

ACQUISITION  OF  PROPERTY - MINING CLAIMS - PROVINCE OF BRITISH COLUMBIA, CANADA

ON  JUNE  20,  1994,  THE  REGISTRANT   PURCHASED  THREE  MINERAL CLAIMS, FROM A
RELATED PARTY, AND ARE IDENTIFIED AS MARATHON, MARATHON 1 AND MARATHON 2, CONTAINING A TOTAL OF 32 UNITS, WITH AN EXPIRATION DATE OF FEBRUARY 24, 2006, WHICH ARE LOCATED NEAR COWICHAN LAKE IN THE PROVINCE OF BRITISH COLUMBIA, CANADA. THE CLAIMS ARE LOCATED WITHIN THE SICKER VOLCANIC BELT ON VANCOUVER ISLAND IN AN ACTIVE GOLD MINING AREA.

THE  TERMS  OF  THE  PURCHASE  PROVIDES  FOR  PAYMENTS  AS  FOLLOWS:

           DATES DUE   AMOUNTS  (CANADIAN)   SHARES  OF  COMPANY
           ---------   -------------------   -------------------
            6-20-94               -               200,000
            11-7-96           5,000               100,000
            6-30-97          10,000               100,000
           12-31-97          10,000               100,000
            6-30-98          10,000               100,000
           12-31-98          15,000               100,000
                            -------               -------
                            $50,000               700,000
                            -------               -------

THE  REQUIRED  STOCK  ISSUES  HAVE  BEEN  MADE HOWEVER  $15,000CN IS PAST DUE ON
DECEMBER  30,  1998.   THESE  AMOUNTS ARE BEING CAPITALIZED UNTIL THE CLAIMS ARE
PROVEN  OR  SHOWN  TO  BE  OF  NO  VALUE.

THE COMPANY HAS STAKED AN ADDITIONAL 20 CLAIM UNITS KNOWN AS THE CRYSTLE ANN 1, 2, AND 3 CLAIMS.

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

THE TERMS OF THE PURCHASE PROVIDES FOR A PAYMENT OF $15,000 AND THE ISSUANCE OF 1,050,000 SHARES OF THE COMPANY , WHICH HAS BEEN COMPLETED, AND AN OPTION TO PURCHASE AN ADDITIONAL 750,000 SHARES OF THE COMPANY ANY TIME WITHIN TWO YEARS AT $.20 PER SHARE.

ACQUISITION OF PROPERTY - OIL LEASES - ALKALI CREEK PROSPECT, PETROLEUM COUNTY, MONTANA

ON MAY 27, 1997 THE COMPANY PURCHASED A 50% WORKING INTEREST IN THE ALKALI CREEK PROSPECT AREA, PETROLEUM COUNTY MONTANA, FROM STARROCK RESOURCES LTD. , CONSISTING 4,987 UNPROVEN ACRES. THE TERMS OF THE LEASES BEGIN TO EXPIRE IN 1999 THROUGH 2004 AND PROVIDE FOR ROYALTIES OF 12.5% TO 25% OF PRODUCTION.

THE COMPANY HAS AGREED TO PROVIDE $75,000 FOR ITS ONE HALF OF THE AMOUNT PROJECTED TO BE USED IN EXPLORATION OF THE AREA DURING 1999.

IF THE COMPANY FAILS TO MAKE TIMELY PAYMENTS AND CANNOT RENEGOCIATE THE CONTRACT ITS INVESTMENT IN THE PROPERTY WILL BE LOST.

THE COMPANY PAID $10,225 AND 600,000 SHARES OF ITS COMMON CAPITAL STOCK FOR THE INTEREST.

ACQUISITION  OF  PROPERTY  -  BOONESVILLE  -  WISE  COUNTY,  TEXAS

ON JULY 11, 1997 THE COMPANY PURCHASED A 10% WORKING INTEREST AND A 8% NET REVENUE INTEREST IN AN OIL LEASE KNOWN AS BOONESVILE #1 WISE COUNTY, TEXAS FOR $2,700. THE COMPANY HAS AGREED PAY TO THE OPERATOR THE COMPANY'S SHARE OF THE INITIAL TEST WELL COSTS AND ON SEPTEMBER 30, 1998 OWES A BALANCE OF $49,292. A RECENT ACCIDENT HAS RENDERED THE WELL INOPERATIVE AND THE OPERATOR HAS MADE A CLAIM FOR DAMAGES FROM THE INSURANCE COMPANY. THE AMOUNT OF THE CLAIM THAT MAY BE PAID IS UNDETERMIABLE AT THIS DATE

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

LOSS  OF  PROPERTY

ON JULY 7, 1993, THE BOARD OF DIRECTORS OF THE REGISTRANT ENTERED INTO AN AGREEMENT WITH DIX CORPORATION, A UTAH CORPORATION, A NONAFFILIATED ENTITY, TO EXCHANGE 200,000 SHARES OF THE COMPANY'S COMMON STOCK, FOR REAL PROPERTY LOCATED IN FENTRESS AND OVERTON COUNTIES, ALL IN THE STATE OF TENNESSEE (THE "PROPERTY"). THE CONVEYANCE OF THE PROPERTY WAS MADE BY WARRANTY DEED, DATED JULY 9, 1993. THE PROPERTY IS MORE SPECIFICALLY DESCRIBED IN AN EXHIBIT ATTACHED TO AN 8-K FILED AND DATED JULY 7, 1993. THE PROPERTY CONVEYED WAS PART OF A LARGER PURCHASE OF 12,100 ACRES BY THE DIX CORPORATION THROUGH THE ISSUANCE OF A CONVERTIBLE CORPORATE DEBENTURES AND THE ASSUMPTION OF A LIEN DUE THE U.S. ARMY CORP. OF ENGINEERS. THE FACE VALUE OF THE DEBENTURE WAS $1,000,000 AND THE LIEN ASSUMED AMOUNTED TO $1,100,000. THE LIEN IS NON-CALLABLE AND CARRIES NO INTEREST, BUT FINAL TITLE INSURANCE CAN BE ONLY OBTAINED AFTER PAYMENT OF THE PORTION OF THE LIEN THAT APPLIES TO THE 2,100 ACRES AMOUNTING TO $19,792.

SINCE THAT TIME IT HAS BEEN DETERMINED THAT THERE WAS A DEFECT IN THE TITLE TO THE PROPERTY AND THEREFORE THE STOCK WAS CANCELED BY NOTIFICATION TO THE TRANSFER AGENT AND THE RECIPIENTS OF THE STOCK. HOWEVER, THE STOCK HAS NOT BEEN RETURNED TO THE COMPANY. THE OFFICERS OF THE COMPANY, WITH COUNCIL BELIEVE THAT THE RECIPIENTS STILL HOLDING THE STOCK HAVE NO LEGAL CLAIM ON THE COMPANY NOR IS THE COMPANY LIABLE UNDER THE LIEN. THE ISSUANCE OF THE STOCK HAS BEEN RECORDED ON THE BOOKS OF THE COMPANY AND IS SHOWN AS OUTSTANDING AT SEPTEMBER 30, 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

AS OF SEPTEMBER 30, 1998, THE REGISTRANT HAD AGREED TO MAKE PAYMENTS ON VARIOUS PROJECTS WHICH EXCEEDS ITS CURRENT WORKING CAPITAL, AND WITHOUT RECEIVING ADDITIONAL WORKING CAPITAL, IT WILL NOT BE ABLE TO PAY ITS LIABILITIES.

RESULTS  OF  OPERATIONS

SINCE THE COMPANY CEASED OPERATIONS IN 1989, ITS ONLY ACTIVITY, TO DATE HAS INVOLVED THE INVESTIGATION AND PURCHASE OF POTENTIAL BUSINESS OPPORTUNITIES.


                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
                           ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     NONE.

--------------------------------------------------------------------------------
                         ITEM 2.  CHANGES IN SECURITIES
--------------------------------------------------------------------------------

     DURING JULY THROUGH SEPTEMBER 1998, THE REGISTRANT COMPLETED A REGULATION S OFFERING AND SALE OF 718,456 COMMON SHARES FOR A NET PROCEEDS OF $49,423 AND 852,500 COMMON SHARES FOR EXPENSES AND OTHER ASSETS.

--------------------------------------------------------------------------------
                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

     NONE.

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     NONE.

--------------------------------------------------------------------------------
                           ITEM 5.  OTHER INFORMATION
--------------------------------------------------------------------------------

     NONE.

--------------------------------------------------------------------------------
                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     Exhibit  27     Financial  Data  Schedule

                                   SIGNATURES
--------------------------------------------------------------------------------


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED




                           AMBRA RESOURCES GROUP, INC.
                                  (REGISTRANT)


Dated:                                        By: /S/ John  M.  Hickey
                                                  ------------------------------
                                                  John  M.  Hickey,  President

Dated:                                        By: /S/
                                                  ------------------------------
                                                  John  R.  Rask  ,  Secretary