Form 10-Q
period 1999-03-31
AMBRA RESOURCES GROUP INC
filed 1999-06-04
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 1999
                              --------------------------------------------------
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                    to                  Commission
                              -------------------   ----------------
File number               O-11695
           ----------------------------------------

                           AMBRA RESOURCES GROUP, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

          UTAH                                           87-0403828
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

700-890 West Pender Street, Vancouver., Canada,            V6C 1J9
-----------------------------------------------      -------------------
(Address of principal executive offices)                  (Zip Code)

                                1- 604- 669-2723
               --------------------------------------------------
               Registrant's telephone number, including area code

                          AMBRA ROYALTY - same address
                        ---------------------------------
            (Former name, former address,  and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [X ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class                          Outstanding as of  May 25, 1999
         ---------------------                 -------------------------------
         Common  Stock, $0.001                             44,657,712


                                                       INDEX


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                            March  31, 1999 and June 30, 1998

                            Statements of Operations
                              Three and nine months ended March 31, 1999 and 1998............................5 and the period from January 27, 1984 to March 31, 1999

                            Statement of Changes in Stockholders' Equity
                              Period from January 27, 1984  to
                              March 31, 1999.................................................................6

                            Statements of Cash Flows
                              Three and nine months ended March 31, 1999 and 1998...........................13 and the period from January 27, 1984 to March 31, 1999

                            Notes to Financial Statements...................................................15

          ITEM 2.           Management's Discussion and Analysis of
                              Financial Condition and Results of Operations.................................20

PART II.                    Other Information...............................................................23

                            Signatures......................................................................24


PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



The accompanying balance sheets of Ambra Resources Group, Inc. (a development stage company) at March 31, 1999 and June 30, 1998, and the statements of operations and cash flows for the three and nine months ended March 31, 1999 and 1998 and the period from January 27, 1984 to March 31, 1999, and the statement of stockholder' equity for the period from January 27, 1984 to March 31, 1999, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending June 30, 1999.

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                        March 31, 1999 and June 30, 1998

================================================================================

                                     ASSETS

                                                               Mar 1999      June 1998
                                                             -----------    -----------
CURRENT ASSETS

   Cash                                                           13,240    $    60,034
                                                             -----------    -----------
       Total Current Assets                                       13,240         60,034
                                                             -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - (Note 2)                                     111,806        104,712
                                                             -----------    -----------

OTHER ASSETS
    Residential lots - Phoenix Arizona                            75,000         75,000
   Mining claims - (Note 3)                                       64,918         56,917
   Oil leases -  (Note 4)                                        348,239        270,465
       Deposits                                                    3,333         20,071
                                                             -----------    -----------
       Total Other Assets                                        491,490        422,453
                                                             -----------    -----------
                                                             $   616,536    $   587,199
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related parties                            223,191    $    43,100
   Accounts payable - other                                       86,611        101,454
                                                             -----------    -----------
       Total Current Liabilities                                 309,802        144,554
                                                             -----------    -----------

STOCKHOLDERS' EQUITY

   Common stock
     50,000,000 shares authorized,  at $.001 par value;
     44,657,712 shares issued and outstanding at March 31;
     32,216,756 at June 30                                        44,658         32,217

   Capital in excess of par value                              2,556,888      2,090,806

   Deficit accumulated during the development stage           (2,294,812)    (1,680,378)
                                                             -----------    -----------
       Total Stockholders' Equity                                306,734        442,645
                                                             -----------    -----------
                                                             $   616,536    $   587,199
                                                             ===========    ===========

              The accompanying notes are an integral part of these
                             financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
       For the Three and Nine Months Ended March 31, 1999 and 1998 and the
       Period From January 27, 1984 (date of inception) to March 31, 1999

================================================================================
                                Three Months                    Six Months
                            Mar             Mar             Mar             Mar       Jan 27, 1984 to
                            1999            1998            1999            1998        Mar 31, 1999
                        ------------    ------------    ------------    ------------    ------------
REVENUES                $      1,350    $       --      $      4,050    $      3,059    $    235,443
EXPENSES                     446,722          84,401         618,484         446,652       2,530,255
                        ------------    ------------    ------------    ------------    ------------

NET LOSS                $   (445,372)   $    (84,401)   $   (614,434)   $   (443,593)   $ (2,294,812)
                        ============    ============    ============    ============    ============

LOSS PER COMMON SHARE

         Basic          $      (.011)   $      (.003)   $      (.015)   $      (.016)
                        ------------    ------------    ------------    ------------
         Diluted        $      (.010)   $      (.003)   $      (.014)   $      (.014)
                        ------------    ------------    ------------    ------------
AVERAGE OUTSTANDING
     SHARES

         Basic            39,787,712      27,793,756      39,787,712      27,793,756
                        ------------    ------------    ------------    ------------
         Diluted          42,237,712      31,343,756      42,277,712      31,343,756
                        ------------    ------------    ------------    ------------




              The accompanying notes are an integral part of these
                             financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       Period from January 27, 1984 (Date of Inception) to March 31, 1999

================================================================================

                                                   Capital in
                                   Common Stock     Excess of  Accumulated
                                Shares     Amount   Par Value    Deficit
                               --------   --------  ---------   --------

Balance January 27, 1984
(Date of Inception)                --     $   --     $   --     $   --

Issuance of common stock for
   oil and gas leases           122,086        122     19,438       --

Net income from operations
   for the period ended
   June 30, 1984                   --         --         --        3,048
                               --------   --------   --------   --------

Balance June 30, 1984           122,086        122     19,438      3,048

Net loss from operations
   for the year ended
   June 30, 1985                   --         --         --      (44,556)
                               --------   --------   --------   --------

Balance June 30, 1985           122,086        122     19,438    (41,508)

Issuance of common stock
   for cash                         501          1         38       --

Net income from operations
   for the year ended
   June 30, 1986                   --         --         --       18,018
                               --------   --------   --------   --------

Balance June 30, 1986           122,587        123     19,476    (23,490)

Issuance of common stock
   for cash 7,774                     7     19,298       --         --

Net loss from operations
   for the year ended
   June 30, 1987                   --         --         --       (9,248)
                               --------   --------   --------   --------


              The accompanying notes are an integral part of these
                             financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
       Period from January 27, 1984 (Date of Inception) to March 31, 1999

================================================================================
                                                          Capital in
                                      Common Stock        Excess of    Accumulated
                                   Shares       Amount    Par Value      Deficit
                                  ---------   ---------   ----------    ---------
Balance June 30, 1987               130,361         130      38,774      (32,738)

Issuance of common stock
   for cash                           6,000           6        --           --

Net income from operations
   for the year ended
   June 30, 1988                       --          --          --         15,828
                                  ---------   ---------   ---------    ---------

Balance June 30, 1988               136,361         136      38,774      (16,910)

Net loss from operations
   for the year ended
   June 30, 1989                       --          --          --        (22,000)
                                  ---------   ---------   ---------    ---------

Balance June 30, 1989               136,361         136      38,774      (38,910)
                                  ---------   ---------   ---------    ---------

Balance June 30, 1992               136,361         136      38,774      (38,910)

Capital contribution - expenses        --          --           752         --

Issuance of common stock
   for services - related party     900,000         900       8,100         --

Net loss from operations
   for the year ended
   June 30, 1993                       --          --          --         (9,752)
                                  ---------   ---------   ---------    ---------

Balance June 30, 1993             1,036,361       1,036      47,626      (48,662)

Issuance of common stock
   for land                         200,000         200        (200)        --


              The accompanying notes are an integral part of these
                             financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
       Period from January 27, 1984 (Date of Inception) to March 31, 1999

================================================================================

                                                               Capital in
                                           Common Stock        Excess of   Accumulated
                                        Shares      Amount     Par Value     Deficit
                                       ---------   ---------   ---------   -----------
Issuance of common stock
   for services - related party          300,000         300       2,700        --

Issuance of common stock
   for mining claims - related party      50,000          50         450        --

Issuance of common stock
   for stock dividends                        16        --          --          --

Issuance of common stock
   for cash                               22,500          23      44,977        --

Net loss from operations
   for the year ended
   June 30, 1994                            --          --          --       (82,277)
                                       ---------   ---------   ---------   ---------
Balance June 30, 1994                  1,608,877       1,609      95,553    (130,939)

Issuance of common stock
   for option on property                 50,000          50         450        --

Issuance of common stock
   for mining claims - related party     150,000         150       1,350        --

Issuance of common stock
   for expenses                           22,000          22         198        --

Issuance of common stock for cash        255,000         255     179,745        --

Net loss from operations
   for the year ended June 30, 1995         --          --          --      (115,762)
                                       ---------   ---------   ---------   ---------
Balance June 30, 1995                  2,085,877       2,086     277,296    (246,701)


              The accompanying notes are an integral part of these
                              financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
       Period from January 27, 1984 (Date of Inception) to March 31, 1999

================================================================================
                                                             Capital in
                                          Common Stock       Excess of   Accumulated
                                      Shares       Amount    Par Value     Deficit
                                     ---------   ---------   ---------    ---------
Issuance of common stock for
   expenses - September 22, 1995 -
   related party                       137,979         138      68,850         --

Issuance of common stock for
   cash - November 2, 1995              10,000          10       4,990         --

Issuance of common stock for
   equipment and expenses -
   November 2, 1995 - (Note 8)       1,173,897       1,174      (1,174)        --

Issuance of common stock for
   cash - December 15, 1995             10,000          10       4,990         --

Issuance of common stock for
   cash - February 20, 1996             40,000          40      19,960         --

Issuance of common stock for
   expenses - April 30, 1996            20,000          20       3,980         --

Issuance of common stock for
   cash and expenses - May 8, 1996     153,000         153      30,447         --

Issuance of common stock for
   expenses - May 20, 1996              62,500          62      12,438         --

Issuance of common stock for
   cash - May 20, 1996                  25,000          25      12,475         --

Issuance of common stock for
   oil leases - June 18, 1996 -
   related party                       200,000         200       1,800         --

Issuance of common stock for
   expenses - June 18, 1996 -
   related party                       300,000         300      59,700         --

Net loss from operations for
   the year ended June 30, 1996           --          --          --       (269,717)
                                     ---------   ---------   ---------    ---------
Balance June 30, 1996                4,218,253       4,218     495,752     (516,418)


              The accompanying notes are an integral part of these
                             financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
       Period from January 27, 1984 (Date of Inception) to March 31, 1999

================================================================================
                                                                                Capital in
                                                          Common Stock          Excess of    Accumulated
                                                     Shares         Amount      Par Value      Deficit
                                                    ---------     ---------     ---------     ---------
Issuance of additional shares resulting
   from reverse stock split - Oct 1996              4,540,007         4,540        (4,540)        --

Issuance of common stock for accts pay
   and commissions at $.05 - Oct 1996               1,028,600         1,029        48,730         --

Issuance of common stock for mining
   claims at $.05 - Nov 1996                          100,000           100         4,900         --

Issuance of common stock for services and
   expenses at $.05- related parties - Nov 1996     2,425,200         2,425       123,065         --

Issuance of common stock for services -
   at $.05 - Jan 1997                                 425,000           425        20,825         --

Issuance of common stock for services and
   expenses at $.05 - related parties - Apr97       1,774,506         1,775        86,952         --

Issuance of common stock for oil leases
   at $.05 - May 1997                                 600,000           600        29,400         --

Issuance of common stock for services and
   expenses at $.05 - related parties - May97       2,550,000         2,550       124,950         --

Issuance of common stock for cash at $.10 -
   May & June 1997- private placement               1,359,000         1,359       134,541         --

Issuance of common stock for oil leases
   at $.05 - June 1997                              1,240,000         1,240        60,760         --

Issuance of common stock for cash at $.10 -
   June 1997 - private placement                    1,008,000         1,008        99,800         --

Issuance of common stock for services
   at $.05 - June 1997                                640,000           640        30,860         --


              The accompanying notes are an integral part of these
                              financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                      Period from January 27, 1984 (Date of
                          Inception) to March 31, 1999

================================================================================
                                                                                   Capital in
                                                          Common Stock             Excess of      Accumulated
                                                      Shares         Amount        Par Value        Deficit
                                                    ----------     ----------     ----------      ----------
Issuance of common stock for mining
   claims at $.05  - June 1997                         100,000            100          4,900            --

Net loss from operations for the
   year ended June 31, 1997                               --             --             --          (515,238)
                                                    ----------     ----------     ----------      ----------

Balance June 30, 1997                               22,008,566         22,009      1,260,895      (1,031,656)

Issuance of common stock for oil
   leases at $.10 - July 1997                          930,000            930         92,070            --

Issuance of common stock for payment
   of debt at $.10 - July 1997 -  related party      1,134,480          1,134        112,314            --

Issuance of common stock for two
   residential lots at $.10 - Sept 1997                700,000            700         69,300            --

Issuance of common stock and payment
   of stock issuance expense - Sept 1997               250,000            250         (9,250)           --

Issuance of common stock for cash at $.10 -          1,221,000          1,221        120,879            --
   July and Sept 1997 - private placement

Issuance of common stock for services and
   payment of debt at $ .10 - related parties        1,199,710          1,200        118,771            --
        Dec 1997
Issuance of common stock for costs
   of stock issuance - Dec 1997                        250,000            250           (250)           --

Issuance of common stock for installment
   payment on mining claims at $.10 -                  100,000            100          9,900            --
        Dec 1997


              The accompanying notes are an integral part of these
                              financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
       Period from January 27, 1984 (Date of Inception) to March 31, 1999

================================================================================

                                                                               Capital in
                                                              Common Stock     Excess of      Accumulated
                                                 Shares          Amount        Par Value        Deficit
                                              -----------     -----------     -----------     -----------
Issuance of common stock for expenses             549,000             549          54,351            --
   At $.10 -  related parties - Dec 1997

Issuance of common stock for expenses           2,274,000           2,274         111,426            --
   at $.05 - related parties - May 1998

Issuance of common stock for expenses
   at $.095 - related parties - June 1998       1,500,000           1,500         140,500            --

Issuance of common stock for expenses
   at $.10 - June 1998                            100,000             100           9,900            --

Net loss from operations  for the year
   ended  June 30, 1998                              --              --              --          (648,722)
                                              -----------     -----------     -----------     -----------
Balance June 30, 1998                          32,216,756     $    32,217     $ 2,090,806     $(1,680,378)

Issuance of common stock for installment
   payment on mining claims - Jul 1998            100,000             100           7,900            --

Issuance of common stock for cash
   at  $.08 - Jul 1998                            450,000             450          35,550            --

Issuance of common stock for expenses
   at $.10 - Jul 1998                             295,000             295          29,205            --

Issuance of common stock for services
   at $.08 - Jul 1998                             457,500             458          36,142            --

Issuance of common stock for cash
   at $.05 - Jul 1998                             268,456             268          13,155            --

Issuance of common stock for services
   and expenses at $.025 - Jan 1999             5,520,000           5,520         132,480            --

Issuance of common stock for services
   at $.10 - Jan 1999                             500,000             500          49,500            --

              The accompanying notes are an integral part of these
                              financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
       Period from January 27, 1984 (Date of Inception) to March 31, 1999

================================================================================
                                                                               Capital in
                                                      Common Stock             Excess of       Accumulated
                                                 Shares          Amount        Par Value         Deficit
                                              -----------     -----------     -----------      -----------

Issuance of common stock for services
   at $.07 - Feb 1999                             700,000             700          48,300             --

Issuance of common stock for stock
   issue expenses at $.04 - Feb 1999            1,500,000           1,500          (1,500)            --

Issuance of common stock for purchase
   of mineral property at $.07 - Feb 1999       1,000,000           1,000          69,000             --

Issuance of common stock for purchase
   of mineral property at $.04 - Feb 1999       1,200,000           1,200          46,800             --

Issuance of common stock for stock
   Issue expenses at $.04 - Feb 1999              450,000             450            (450)            --

Net loss from operations for the nine
   months ended March 31, 1999                       --              --              --           (614,434)
                                              -----------     -----------     -----------      -----------
Balance March 31, 1999                         44,657,712     $    44,658     $ 2,556,888      $(2,294,812)
                                              ===========     ===========     ===========      ===========







              The accompanying notes are an integral part of these
                              financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       For the Three and Nine Months Ended March 31, 1999 and 1998 and the
          Period January 27, 1984 (Date of Inception) to March 31, 1999

================================================================================
                                                              Three Months                   Nine Months
                                                       --------------------------    --------------------------    Jan 27, 1984
                                                           Mar             Mar           Mar             Mar             to
                                                          1999            1998          1999            1998       Mar 31, 1999
                                                       -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net loss                                            $  (445,372)   $   (84,401)   $  (614,434)   $  (443,593)   $(2,294,812)
   Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
         Depletion, depreciation
           and amortization                                    775            650          2,325          1,950         31,764
         Common capital stock issued
           for services & expenses                         237,000         60,180        303,100        204,746      1,546,671
          Loss of oil leases                                40,225           --           40,225           --           51,225
          (Increase) decrease in accounts receivable          --             --           20,071           --             --
           (Increase) decrease in security deposits           --             --           (3,333)          --           (3,333)
          Increase (decrease) in liabilities               189,265         20,650        165,248         (2,958)       185,011
                                                       -----------    -----------    -----------    -----------    -----------

          Net Cash Used By Operations                       21,893         (2,921)       (86,798)      (239,855)      (483,474)
                                                       -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

   Purchase of property & equipment                         (7,818)          --           (9,419)        (5,000)      (123,809)
   Purchase of  oil & gas leases and
       mining claims                                          --             --             --             --          (97,948)
                                                       -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Net proceeds from sale of capital stock                    --             --           49,423        122,100        718,471
                                                       -----------    -----------    -----------    -----------    -----------

   Net increase (decrease) in cash                          14,075         (2,921)       (46,794)      (122,755)        13,240

   Cash at beginning of year                                  (835)         3,451         60,034        123,285           --
                                                       -----------    -----------    -----------    -----------    -----------

   Cash at end of year                                 $    13,240    $       530    $    13,240    $       530    $    13,240
                                                       ===========    ===========    ===========    ===========    ===========


              The accompanying notes are an integral part of these
                              financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
      For the Period January 27, 1984 (Date of Inception) to March 31, 1999

================================================================================

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of 122,086 shares in exchange for royalty interest
interests i oil and gas leases - 1984                                        $  19560
                                                                             --------
Issuance of 900,000 shares for services - 1993                                  9,000
                                                                             --------
Issuance of 200,000 shares for land - 1993 - (Note 1)                            --
                                                                             --------
Issuance of 50,000 shares for mining claims - 1994                                500
                                                                             --------
Issuance of 300,000 shares for services - 1994                                  3,000
                                                                             --------
Issuance of 50,000 shares for option on property - 1994                           500
                                                                             --------
Issuance of 150,000 shares for mining claims - 1995                             1,500
                                                                             --------
Issuance of 22,000 shares for expenses - 1995                                     220
                                                                             --------
Issuance of 137,979 shares for expenses - 1995                                 68,988
                                                                             --------
Issuance of 1,173,897 shares for equipment and expenses - 1995 - Note 1          --
                                                                             --------
Issuance of 20,000 shares for expenses - 1996                                   4,000
                                                                             --------
Issuance of 118,115 shares for expenses - 1996                                 23,623
                                                                             --------
Issuance of 62,500 shares for expenses - 1996                                  12,500
                                                                             --------
Issuance of 200,000 shares for oil leases - 1996                                2,000
                                                                             --------
Issuance of 300,000 shares for expenses - 1996                                 60,000
                                                                             --------
Issuance of 1,028,600 shares for accounts payable and commissions - 1996       49,759
                                                                             --------
Issuance of 100,000 shares for mining claims - 1996                             5,000
                                                                             --------
Issuance of 2,425,200 shares for services and expenses - 1996                 125,490
                                                                             --------
Issuance of 425,000 shares for services -1997                                  21,250
                                                                             --------
Issuance of 1,774,506 shares  for services and expenses - 1997                 88,727
                                                                             --------
Issuance of 600,000 shares for oil leases - 1997                               30,000
                                                                             --------
Issuance of 2,550,000 shares for services and expenses - 1997                 127,500
                                                                             --------
Issuance of 1,240,000 shares for oil leases - 1997                             62,000
                                                                             --------
Issuance of 640,000 shares for services - 1997                                 31,500
                                                                             --------
Issuance of 100,000 shares for mining claims - 1997                             5,000
                                                                             --------
Issuance of 930,000 shares for oil leases - 1997                               93,000
                                                                             --------
Issuance of 1,134,480 shares for payment of debt - 1997                       113,448
                                                                             --------
Issuance of 700,000 shares for two residential lots - 1997                     70,000
                                                                             --------
Issuance of 1,199,710 shares for services and payment of debt - 1997          119,971
                                                                             --------
Issuance of 100,000 shares for installment payment on mining claims - 1997     10,000
                                                                             --------
Issuance of 549,000 shares for expenses - 1998                                 54,900
                                                                             --------
Issuance of 2,274,000 shares for expenses - 1998                              113,700
                                                                             --------
Issuance of 1,500,000 shares for expenses - 1998                              142,000
                                                                             --------
Issuance of 100,000 shares for installment payment on mining claims - 1998     10,000
                                                                             --------
Issuance of 100,000 shares for installment payment on mining claims - 1998      8,000
                                                                             --------
Issuance of 295,000 shares for payment of expenses - 1998                      29,500
                                                                             --------
Issuance of 457,500 shares for services - 1998                                 36,600
                                                                             --------
Issuance of 6,720,000 shares for services - 1999                              237,000
                                                                             --------
Issuance of 1,950,000 shares for stock issuance expenses - 1999                  --
                                                                             --------
Issuance of 2,200,000 shares for mineral claims - 1999                       $118,000
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

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted any policy regarding payment of dividends.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Property and Equipment
----------------------

The Company's property and equipment consists of the following at March 31, 1999.

             Office equipment                            11,432
             Residential rentals                        107,877
             Less  accumulated depreciation              (7,503)
                                                      ----------
                                                        111,806
                                                      ==========

Office equipment is depreciated on the straight line method over seven years and the residential rentals are depreciated on the straight line method over forty years.

Earnings Per Share
------------------

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

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

================================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Amortization of Capitalized Mining and Oil Leases
-------------------------------------------------

The Company uses the successful efforts cost method for recording its mining and oil lease interests, which provides for capitalizing the purchase price of the project and the additional costs directly related to proving the properties and amortizing these amounts over the life of the mineral deposit when operations begin or expensing the remaining balance if proven to be of no value or has an impairment of value.

Income Taxes
------------

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

Foreign Currency Translation
----------------------------

The transactions of the Company completed in Canadian dollars have been translated to US dollars. Assets and liabilities are translated at the year end exchange rates and the income and expenses at the average rates of exchange prevailing during the years reported on.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, investments in mining claims and oil leases, and accounts receivable and payables, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates and Assumptions
-------------------------

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

                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

================================================================================

3.  MINING CLAIMS - continued

The terms of the purchase provides for payments as follows:

                Dates Due                   Amounts (canadian)                        Shares of Company
                ---------                   ------------------                        -----------------
                 6-20-94                           -                                       200,000
                 11-7-96                           5,000                                   100,000
                 6-30-97                          10,000                                   100,000
                12-31-97                          10,000                                   100,000
                 6-30-98                          10,000                                   100,000
                12-31-98                          15,000                                   100,000
                                                 $50,000                                   700,000

The required stock issue of December 31, 1998 and the $15,000cn is past due on March 31, 1999. These amounts are being capitalized until the claims are proven or shown to be of no value.

The Company has staked an additional 20 claim units known as the Crystle Ann 1, 2, and 3 claims.

If the Company fails to make timely payments and cannot renegociate the contract its investment in the property will be lost.

4.  OIL LEASES

 BEAUFORT  SEA  PROJECT
 ----------------------
                                                                                                                   COST
                                                                                                                   ----
On June 9, 1997 the Company  purchased a 3.745% working interest in the Beaufort
Sea well Esso Pex Home et al Itiyok I-27  consisting of 640 acres and is located at Latitude 70-00',  Longitude  134-00',  Sections 7, 8, 17, 18, 27, 28, and 37,
License No. 55,  dated April 22,  1987.  During  1982 and 1983 a  consortium  of companies participated in the drilling,  casing, and testing the area to a depth of 12,980 feet.  A review of the well data and  geological  prognosis  indicates that the area would  contain  proven  recoverable  gas  reserves of 108 Bscf and proven recoverable oil reserves of 8,976 MSTB.

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


                           AMBRA RESOURCES GROUP, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

================================================================================
4.  OIL LEASES - continued

BOONESVILLE - WISE COUNTY, TEXAS

On July 11, 1997 the  Company  purchased  a 10%  working  interest  and a 8% net revenue  interest in an oil lease known as Boonesvile #1 Wise County,  Texas for
$2,700.  The Company has agreed to pay the  Company's  share of the initial test well costs and on March 31,  1999 owes a balance of $49,292.  A recent  accident has rendered the well  inoperative and the operator has made a claim for damages from  the  insurance  company.  The  amount  of the  claim  that  may be paid is undetermiable at this date
                                                                                        $  2,700

CESSFORD - ALBERTA, CANADA

On July 17,  1997 the Company  purchased  a 20%  interest in an oil lease in the
Cessford Area,  Alberta,  Canada by payment of $ 36,627 and 1,230,000  shares of the Company.  The Company has  participated  in the initial test well costs.  On
June 3, 1998 the  parties  mutually  agreed to reduced  the 20%  interest  to 5%
resulting  in a credit of  $33,598,  to the  Company,  to be used in the  future
drilling programs .                                                                     $277,626

                                                                                        --------
                                                                                        $348,239

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

The terms of the purchase provides for payments as follows:

       Dates Due           Amounts (canadian)                 Shares of Company
       ---------           ------------------                 -----------------
        6-20-94                    -                               200,000
        11-7-96                  5,000                             100,000
        6-30-97                 10,000                             100,000
       12-31-97                 10,000                             100,000
        6-30-98                 10,000                             100,000
       12-31-98                 15,000                             100,000
                               $50,000                             700,000

The required stock issues of December 31, 1998 and the $15,000Cn are past due on March 31, 1999. These amounts are being capitalized until the claims are proven or shown to be of no value.

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

The terms of the purchase provides for a payment of $15,000 and the issuance of 1,050,000 shares of the Company , which has been completed.

Acquisition of Property - Boonesville - Wise County, Texas
On July 11, 1997 the Company purchased a 10% working interest and a 8% net revenue interest in an oil lease known as Boonesvile #1 Wise County, Texas for $2,700. The Company has agreed pay to the operator the Company's share of the initial test well costs and on March 31, 1999 owes a balance of $49,292.

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

Loss of Properties
During the quarter ended March 31, 1999 the registrant determined that the mineral property known as Alkali Creek Prospect located in Montana had no remaining value and therefore expensed the balance carried as an asset.

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

Since that time it has been determined that there was a defect in the title to the property and therefore the stock was canceled by notification to the transfer agent and the recipients of the stock. However, the stock has not been returned to the Company. The officers of the Company, with council believe that the recipients still holding the stock have no legal claim on the Company nor is the Company liable under the lien. The issuance of the stock has been recorded on the books of the Company and is shown as outstanding at December 31, 1998.

Liquidity and Capital Resources
As of March 31, 1999, the Registrant had agreed to make payments on various projects which exceeds its current working capital, and without receiving additional working capital, it will not be able to pay its liabilities.

Results of Operations
Since the Company ceased operations in 1989, its only activity, to date has involved the investigation and purchase of potential business opportunities.


                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ITEM 2. CHANGES IN SECURITIES
--------------------------------------------------------------------------------
                                                                 During July
--------------------------------------------------------------------------------

         None.


through March 1999, the Registrant completed regulation S offerings and sale of 718,456 common shares for a net proceeds of $49,423 and 6,202,500 common shares for expenses and other assets.
--------------------------------------------------------------------------------
                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

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

         None.

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


Dated:    By  /s/ John M. Hickey
             ------------------------------
                  John M. Hickey, President

Dated:    By  /s/ John R. Rask
             ------------------------------
                  John R. Rask , Secretary