Form 10-Q
period 1998-12-31
AMBRA RESOURCES GROUP INC
filed 1999-06-10
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended        December  31,  1998
                                   --------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                      INDEX


                                                                    Page
                                                                    Number
                                                                    ------
PART I.
  ITEM 1. Financial Statements (unaudited) . . . . . . . . . . . . . . .   3

          Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .   4
          December 31, 1998 and June 30, 1998

          Statements of Operations
           Three and six months ended December 31, 1998 and 1997 . . . .   5
           and the period from January 27, 1984 to December 31, 1998

          Statement of Changes in Stockholders' Equity
           Period from January 27, 1984  to
           December 31, 1998 . . . . . . . . . . . . . . . . . . . . . .   6

          Statements of Cash Flows
           Three and six months ended December 31, 1998 and 1997 . . . .  13 and the period from January 27, 1984 to December 31, 1998

          Notes to Financial Statements. . . . . . . . . . . . . . . . .  15

  ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . .  20

PART II.  Other Information. . . . . . . . . . . . . . . . . . . . . . .  23

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  24

PART  I  -  FINANCIAL  INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying balance sheets of Ambra Resources Group, Inc. (a development stage company) at December 31, 1998 and June 30, 1998, and the statements of operations and cash flows for the three and six months ended December 31, 1998 and 1997 and the period from January 27, 1984 to December 31, 1998, and the statement of stockholder' equity for the period from January 27, 1984 to December 31, 1998, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 1998, are not necessarily indicative of the results that can be expected for the year ending June 30, 1999.

                               AMBRA RESOURCES GROUP, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEET
                           DECEMBER 31, 1998 AND JUNE 30, 1998
=========================================================================================

                                ASSETS

                                                                DEC 1998      JUNE 1998
                                                               -----------  -------------
CURRENT ASSETS

  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .           -   $     60,034
                                                               -----------  -------------
    Total Current Assets. . . . . . . . . . . . . . . . . . .           -         60,034
                                                               -----------  -------------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - (Note 2). . . . . . . . . . . . . . . . .     104,763        104,712
                                                               -----------  -------------

OTHER ASSETS
  Residential lots - Phoenix Arizona. . . . . . . . . . . . .      75,000         75,000
  Mining claims - (Note 3). . . . . . . . . . . . . . . . . .      64,918         56,917
  Oil leases -  (Note 4). . . . . . . . . . . . . . . . . . .     270,465        270,465
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .       3,333         20,071
                                                               -----------  -------------
    Total Other Assets. . . . . . . . . . . . . . . . . . . .     413,716        422,453
                                                               -----------  -------------
                                                                  518,478   $    587,199
                                                               ===========  =============
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable - related parties. . . . . . . . . . . . .      32,762   $     43,100
  Accounts payable - other. . . . . . . . . . . . . . . . . .      88,610        101,454
                                                               -----------  -------------
    Total Current Liabilities . . . . . . . . . . . . . . . .     121,372        144,554
                                                               -----------  -------------

STOCKHOLDERS' EQUITY

  Common stock
    50,000,000 shares authorized, at $.001 par value;
    33,787,712 shares issued and outstanding at December 31;
    32,216,756 at June 30 . . . . . . . . . . . . . . . . . .      33,788         32,217

  Capital in excess of par value. . . . . . . . . . . . . . .   2,212,758      2,090,806

  Deficit accumulated during the development stage. . . . . .  (1,849,440)    (1,680,378)
                                                               -----------  -------------
    Total Stockholders' Equity. . . . . . . . . . . . . . . .     397,106        442,645
                                                               -----------  -------------
                                                                  518,478   $    587,199
                                                               ===========  =============

   The accompanying notes are an integral part of these financial statements.

                                   AMBRA RESOURCES GROUP, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 AND THE
              PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO DECEMBER 31, 1998
================================================================================================
                              THREE  MONTHS                                SIX  MONTHS
                           DEC           DEC           DEC           DEC        JAN 27, 1984 TO
                           1998          1997          1998          1997        DEC 31, 1998
                       ------------  ------------  ------------  ------------  -----------------
REVENUES. . . . . . .  $     1,350   $         -   $     2,700   $         -   $        234,093
EXPENSES. . . . . . .       37,754       144,323       171,762       356,192          2,083,533
                       ------------  ------------  ------------  ------------  -----------------
NET LOSS. . . . . . .  $   (36,404)  $  (144,323)  $  (169,062)  $  (356,192)  $     (1,849,440)
                       ============  ============  ============  ============  =================

LOSS PER COMMON SHARE

    Basic . . . . . .  $         -   $         -   $         -   $     (.013)
                       ------------  ------------  ------------  ------------

         Diluted. . .  $         -   $         -   $         -   $     (.013)
                       ------------  ------------  ------------  ------------

AVERAGE OUTSTANDING
     SHARES

          Basic . . .   33,787,712    27,793,756    33,787,712    27,793,756
                       ------------  ------------  ------------  ------------

          Diluted . .   37,337,712    31,343,756    37,377,712    31,343,756
                       ------------  ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO DECEMBER 31, 1998
==========================================================================

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

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
      PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO DECEMBER 31, 1998
============================================================================

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

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
      PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO DECEMBER 31, 1998
============================================================================

                                                       CAPITAL IN
                                        COMMON STOCK    EXCESS OF  ACCUMULATED
                                     -----------------
                                      SHARES    AMOUNT  PAR VALUE    DEFICIT
                                     ---------  ------  ---------  ------------
Issuance of common stock
  for services - related party. . .    300,000     300      2,700            -

Issuance of common stock
  for mining claims - related party     50,000      50        450            -

Issuance of common stock
  for stock dividends . . . . . . .         16       -          -            -

Issuance of common stock
  for cash. . . . . . . . . . . . .     22,500      23     44,977            -

Net loss from operations
  for the year ended
  June 30, 1994 . . . . . . . . . .          -       -          -      (82,277)
                                     ---------  ------  ---------  ------------
BALANCE JUNE 30, 1994 . . . . . . .  1,608,877   1,609     95,553     (130,939)

Issuance of common stock
  for option on property. . . . . .     50,000      50        450            -

Issuance of common stock
  for mining claims - related party    150,000     150      1,350            -

Issuance of common stock
  for expenses. . . . . . . . . . .     22,000      22        198            -

Issuance of common stock for cash .    255,000     255    179,745            -

Net loss from operations
  for the year ended June 30, 1995.          -       -          -     (115,762)
                                     ---------  ------  ---------  ------------
BALANCE JUNE 30, 1995 . . . . . . .  2,085,877   2,086    277,296     (246,701)

   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
      PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO DECEMBER 31, 1998
===============================================================================

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

                                 AMBRA RESOURCES GROUP, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
            PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO DECEMBER 31, 1998
=============================================================================================

                                                                     CAPITAL IN
                                                      COMMON STOCK    EXCESS OF   ACCUMULATED
                                                   -----------------
                                                    SHARES    AMOUNT  PAR VALUE     DEFICIT
                                                   ---------  ------  ----------  -----------
Issuance of additional shares resulting
   from reverse stock split - Oct 1996. . . . . .  4,540,007   4,540     (4,540)            -

Issuance of common stock for accts pay
   and commissions at $.05 - Oct 1996 . . . . . .  1,028,600   1,029     48,730             -

Issuance of common stock for mining
   claims at $.05 - Nov 1996. . . . . . . . . . .    100,000     100      4,900             -

Issuance of common stock for services and
    expenses at $.05- related parties - Nov 1996.  2,425,200   2,425    123,065             -

Issuance of common stock for services -
    at $.05 - Jan 1997. . . . . . . . . . . . . .    425,000     425     20,825             -

Issuance of common stock for services and
    expenses at $.05 - related parties - Apr 1997  1,774,506   1,775     86,952             -

Issuance of common stock for oil leases
   at  $.05  -  May 1997. . . . . . . . . . . . .    600,000     600     29,400             -

Issuance of common stock for services and
   expenses at $.05 - related parties - May 1997.  2,550,000   2,550    124,950             -

Issuance of common stock for cash at $.10 -
   May & June 1997- private placement . . . . . .  1,359,000   1,359    134,541             -

Issuance of common stock for oil leases
    at $.05 - June 1997 . . . . . . . . . . . . .  1,240,000   1,240     60,760             -

Issuance of common stock for cash at $.10 -
   June 1997 - private placement. . . . . . . . .  1,008,000   1,008     99,800             -

Issuance of common stock for services
   at $.05 - June 1997. . . . . . . . . . . . . .    640,000     640     30,860             -

   The accompanying notes are an integral part of these financial statements.

                                 AMBRA RESOURCES GROUP, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
            PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO DECEMBER 31, 1998
=============================================================================================

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


                               AMBRA RESOURCES GROUP, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
          PERIOD FROM JANUARY 27, 1984 (DATE OF INCEPTION) TO DECEMBER 31, 1998
=========================================================================================

                                                               CAPITAL IN
                                               COMMON STOCK     EXCESS OF    ACCUMULATED
                                           -------------------
                                             SHARES    AMOUNT   PAR VALUE      DEFICIT
                                           ----------  -------  ----------  -------------
Issuance of common stock for expenses . .     549,000      549      54,351             -
   At $.10 -  related parties - Dec 1997

Issuance of common stock for expenses . .   2,274,000    2,274     111,426             -
   at $.05 - related parties - May 1998

Issuance of common stock for expenses
   at $.095 - related parties - June 1998   1,500,000    1,500     140,500             -

Issuance of common stock for expenses
    at $.10 - June 1998 . . . . . . . . .     100,000      100       9,900             -

Net loss from operations  for the year
    ended  June 30, 1998. . . . . . . . .           -        -           -      (648,722)
                                           ----------  -------  ----------  -------------
BALANCE JUNE 30, 1998 . . . . . . . . . .  32,216,756  $32,217  $2,090,806  $ (1,680,378)

Issuance of common stock for installment
    payment on mining claims - Jul 1998 .     100,000      100       7,900             -

Issuance of common stock for cash
   at  $.08 - Jul 1998. . . . . . . . . .     450,000      450      35,550             -

Issuance of common stock for expenses
    at $.10 - Jul 1998. . . . . . . . . .     295,000      295      29,205             -

Issuance of common stock for services
    at $.08 - Jul 1998. . . . . . . . . .     457,500      458      36,142             -

Issuance of common stock for cash
   at $.05 - Jul 1998 . . . . . . . . . .     268,456      268      13,155             -

Net loss from operations for the six
   months ended December 31, 1998 . . . .           -        -           -      (169,062)

BALANCE DECEMBER 31, 1998 . . . . . . . .  33,787,712  $33,788  $2,212,758  $ (1,849,440)
                                           ==========  =======  ==========  =============

   The accompanying notes are an integral part of these financial statements.

                                             AMBRA RESOURCES GROUP, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                               STATEMENTS OF CASH FLOWS
                        FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 AND THE
                           PERIOD JANUARY 27, 1984 (DATE OF INCEPTION) TO DECEMBER 31, 1998
=====================================================================================================================

                                                       THREE      MONTHS        SIX         MONTHS      JAN 27, 1984
                                                     ---------  ----------  -----------  ------------
                                                        DEC        DEC          DEC          DEC             TO
                                                       1998        1997        1998          1997       DEC 31, 1998
                                                     ---------  ----------  -----------  ------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss. . . . . . . . . . . . . . . . . . . . .  $(36,404)  $(144,323)  $ (169,062)  $  (356,192)  $  (1,849,440)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depletion, depreciation
      and amortization. . . . . . . . . . . . . . .       775         650        1,550         1,300          30,989
      Common capital stock issued . . . . . . . . .                83,083                    135,650
      for services & expenses . . . . . . . . . . .                             66,100             -       1,309,671
       Loss of oil leases . . . . . . . . . . . . .                                  -             -          11,000
      (Increase) decrease in accounts receivable. .    25,000           -       20,071             -               -
           (Increase) decrease in security deposits         -                   (3,333)                       (3,333)
      Increase (decrease) in liabilities. . . . . .     7,901      (8,846)     (24,017)      (17,692)         (4,254)
                                                     ---------  ----------  -----------  ------------  --------------

      Net Cash Used By Operations . . . . . . . . .    (2,728)    (69,436)    (108,691)     (236,934)       (505,367)
                                                     ---------  ----------  -----------  ------------  --------------

CASH FLOWS FROM INVESTING
  ACTIVITIES

  Purchase of property & equipment. . . . . . . . .         -       (3000)      (1,601)       (5,000)       (115,991)
  Purchase of  oil & gas leases and
    mining claims . . . . . . . . . . . . . . . . .         -           -            -             -         (97,948)
                                                     ---------  ----------  -----------  ------------  --------------

CASH FLOWS FROM FINANCING
  ACTIVITIES

    Proceeds of loans . . . . . . . . . . . . . . .         -        7391            -             -               -
  Net proceeds from sale of capital stock . . . . .         -        4000       49,423       122,100         718,471
                                                     ---------  ----------  -----------  ------------  --------------

  Net increase (decrease) in cash . . . . . . . . .    (2,728)    (61,045)     (60,869)     (119,834)           (835)

  Cash at beginning of year . . . . . . . . . . . .     1,893      64,496       60,034       123,285               -
                                                     ---------  ----------  -----------  ------------  --------------
  Cash at end of year . . . . . . . . . . . . . . .  $   (835)  $   3,451   $     (835)  $     3,451   $        (835)
                                                     =========  ==========  ===========  ============  ==============

   The accompanying notes are an integral part of these financial statements.

                              AMBRA RESOURCES GROUP, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS (CONTINUED)
       FOR THE PERIOD JANUARY 27, 1984 (DATE OF INCEPTION) TO DECEMBER 31, 1998
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

Property  and  Equipment
------------------------

The Company's property and equipment consists of the following at December 31, 1998.

             Office  equipment                        3,614
             Residential  rentals                   107,877
             Less  accumulated  depreciation         (6,728)
                                                  ----------
                                                    104,763
                                                  ----------

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

4.  OIL  LEASES  -  CONTINUED

ALKALI  CREEK  PROSPECT,  PETROLEUM  COUNTY,  MONTANA
-----------------------------------------------------
                                                                            COST
                                                                            ----
On May 27, 1997 the Company purchased a 50% working interest in the Alkali Creek Prospect area, Petroleum County Montana, from Starrock Resources Ltd. , consisting 4,987 unproven acres. The terms of the leases begin to expire in 1999 through 2004 and provide for royalties of 12.5% to 25% of production.

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

CESSFORD  -  ALBERTA,  CANADA
-----------------------------

On July 17, 1997 the Company purchased a 20% interest in an oil lease in the Cessford Area, Alberta, Canada by payment of $ 36,627 and 1,230,000 shares of the Company. The Company has participated in the initial test well costs. On June 3, 1998 the parties mutually agreed to reduced the 20% interest to 5%
resulting  in  a  credit  of  $33,598,  to the Company, to be used in the future
drilling  programs                                                      $159,627
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

ACQUISITION  OF  PROPERTY  -  BOONESVILLE  -  WISE  COUNTY,  TEXAS

On July 11, 1997 the Company purchased a 10% working interest and a 8% net revenue interest in an oil lease known as Boonesvile #1 Wise County, Texas for $2,700. The Company has agreed pay to the operator the Company's share of the initial test well costs and on September 30, 1998 owes a balance of $49,292. A recent accident has rendered the well inoperative and the operator has made a claim for damages from the insurance company. The amount of the claim that may be paid is undetermiable at this date.
ACQUISITION  OF  PROPERTY  -  CESSFORD  -  ALBERTA,  CANADA

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

Since that time it has been determined that there was a defect in the title to the property and therefore the stock was canceled by notification to the transfer agent and the recipients of the stock. However, the stock has not been returned to the Company. The officers of the Company, with council believe that the recipients still holding the stock have no legal claim on the Company nor is the Company liable under the lien. The issuance of the stock has been recorded on the books of the Company and is shown as outstanding at December 31, 1998. LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Registrant had agreed to make payments on various projects which exceeds its current working capital, and without receiving additional working capital, it will not be able to pay its liabilities.

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