Form 10KSB
period 1999-06-30
AMBRA RESOURCES GROUP INC
filed 1999-09-03
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x)  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934 (FEE REQUIRED) For the fiscal year ended    June 30, 1999
                                                          ----------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                 to
                                   -----------------  -----------------

     Commission File number               0-11695
                           -----------------------------------------


                           AMBRA RESOURCES GROUP, INC,
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                 Utah                                          87-0403828
--------------------------------------------               ----------------
State or other jurisdiction of incorporation               (I.R.S. Employer
I.D. No.)
or organization

610 - 800 West Pender Street, Vancouver, Canada                V6C 2V6
-----------------------------------------------               ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code         1-604-669-2723
                                              ----------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
       None                                                None
-------------------                    -----------------------------------------

Securities registered pursuant to section 12 (g ) of the Act:
                           None
-------------------------------------------------------------
                     (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1) Yes [x]   No [ ]                        (2)  Yes [x]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $     7,285
                                                           ---------------

State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At June 30, 1999, the aggregate market value of the voting stock held by non affiliates is undeterminable and is considered to be 0. During the past five years there has been no trading on an exchange however there has been over-counter-trading in small quantities and therefore the Registrant has arbitrarily valued these shares with no value.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of July 31, 1999, the registrant had 71,092,712 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or
(c) under the Securities Act of 1933: None

                                TABLE OF CONTENTS
================================================================================
PART I
------
                                                                          Page
                                                                          ----

ITEM 1.   DESCRIPTION OF BUSINESS                                           4

ITEM 2.   DESCRIPTION OF PROPERTIES                                         4

ITEM 3.   LEGAL PROCEEDINGS                                                 4

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 4


PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          5


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         5

ITEM 7.   FINANCIAL STATEMENTS                                              8

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                          8


PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                9

ITEM 10.  EXECUTIVE COMPENSATION                                            11

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    12

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    12


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                  13

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

In  1989,  the  Company   transferred  its  remaining  assets  in  exchange  for
cancellation  of the  Company's  debt  and  ceased  operations.  After  1989 the
Registrant  has been  engaged in the  business  of  acquiring ,  exploring,  and developing mineral properties and intends to take advantage of any other reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" for recent acquisitions.

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

                                      None

================================================================================

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

================================================================================

By a vote of the stockholders on May 17, 1999 the authorized common stock was increased from 50,000,000 to 100,000,000 shares with the same par value.

================================================================================

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

================================================================================


During the past five years through June 30, 1999 there has been no established trading market for the shares of the Registrant's common stock over an exchange however the stock has been trading over-the-counter in small quantities. The trading amounts for a share of stock for the last two years are listed below by quarter:
                       1999                1998              1997
                   Low     High        Low     High      Low     High
                   ------------        ------------      ------------
     First         .03     .08         .04     .07       .03     .07
     Second        .08     .10         .05     .18       .03     .05
     Third                             .06     .08
     Fourth                            .03     .05

The above market quotes were provided by NASDAQ OTC Trading and Market Service. There have been no interdealer sales. During the last fiscal year the Registrant has sold 3,908,456 common shares of its capital stock at $.04 per share under the Regulation S exemption. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 1999 the Company had approximately 817 shareholders.

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

In  1989,  the  Company   transferred  its  remaining  assets  in  exchange  for
cancellation of the Company's debt and ceased operations. After 1989 the Registrant has been engaged in the business of acquiring , exploring, and developing mineral properties and the Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

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

Acquisition of Property - Mining Claims - Province of British Columbia, Canada

On June 20, 1994, the Registrant purchased three mineral claims, from a related party, by the issuance of 200,000 common shares of its stock, and are identified as Marathon, Marathon 1 and Marathon 2, containing a total of 32 units, with an expiration date of February 24, 2006, which are located near Cowichan Lake in the Province of British Columbia, Canada. The claims are located within the Sicker Volcanic Belt on Vancouver Island in an active gold mining area.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for acquisition exploration and retaining the properties have been expensed.

A final payment of $10,000cn is due on the claims six months after July 14, 1999.

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

The terms of the purchase provides for a payment of $15,000 and the issuance of 1,050,000 shares of the Company.

Acquisition of Property - Oil Leases - Alkali Creek Prospect, Petroleum County, Montana

On May 27, 1997 the Company purchased a 50% working interest in the Alkali Creek Prospect area, Petroleum County Montana, from Starrock Resources Ltd. , consisting 4,987 unproven acres. The terms of the leases begin to expire in 1999 through 2004 and provide for royalties of 12.5% to 25% of production.

The leases have not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

Acquisition of Property - Boonesville - Wise County, Texas

On July 11, 1997 the Company purchased a 10% working interest and a 8% net revenue interest in an oil lease known as Boonesvile #1 Wise County, Texas for $2,700. A recent accident has rendered the well inoperative and the operator has made a claim for damages from the insurance company. The amount of the claim that may be paid is undeterminable at the report date. All prior costs have been expensed.

Acquisition of Property - Cessford - Alberta, Canada

On July 17, 1997 the Company purchased a 20% interest in an oil lease in the Cessford Area, Alberta, Canada by payment of $ 36,627 and 1,230,000 shares of the Company. The Company has participated in the initial test well costs which were expensed. On June 3, 1998 the parties mutually agreed to reduced the 20% interest to 5% resulting in a credit of $96,995cn, to the Company, to be used in the future drilling programs .

Liquidity and Capital Resources

As of June 30, 1999, the Registrant has plans to further develop its properties which will require all its current working capital.

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

================================================================================

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

================================================================================

The following table as of June 30, 1999, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name                Age    Position                Director and/or Officer Since
----------------    ---    ----------------------  -----------------------------
John M. Hickey      57     President and Director  October 1996
John R. Rask        47     Secretary and Director  August  1996
Charles Yourshaw           Director                August  1996
Dr. Kelly Bowman           Director                August  1996

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

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

The following table as of June 30, 1999, includes the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                     Position                           Report to be Filed
----------------         ----------------------             ------------------
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

================================================================================

                    ITEM 10. EXECUTIVE COMPENSATION

================================================================================

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 1999, 1998, and 1997.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None.

Other Compensation

In May 1985, the board of director's authorized the issuance of common stock to officers, directors, and affiliates of the Company for services rendered and expenses paid by such individuals.

Pursuant to a resolution of the board of director's dated November 2, 1995, the board authorized the issuance of 1,173,908 shares of common stock to Gary Worley (former officer and director) and/or his assigns as full consideration for services, and the use of an office, furniture, and other expenses. Subsequent to the issuance of the stock and because of a dispute over the transaction Mr. Worley has agreed to return the stock which has not been done. The Company will continue to show the stock as outstanding until it is returned for cancellation.

Pursuant to resolutions of the board of director's 6,572,500 shares of common stock was issued to related parties for services, use of office and eqiupment and other expenses during the last fiscal year.
(See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

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

================================================================================

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

================================================================================

The following table as of June 30, 1999, includes the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 71,572,712 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

                                    Nature of        Number of
Name of Person or Group             Ownership (1)    Shares Owned    Percent
-----------------------             -------------    ------------    -------

Officers and Directors and
  Principal Shareholders:

John M. Hickey                        Direct              --            --
John R. Rask                          Direct              --            --
Charles Yourshaw                      Direct              --            --
Dr. Kelly Bowman                      Direct              --            --

All Officers and Directors
  as a Group (4 persons)              Direct            816,200          1

          (1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

          (2) The registrant has granted the above officers and directors, as a group, options to purchase 2,500,000 shares of the Company at $.10 per share. The option will expire January 1, 2000.

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

At a special meeting of the board of directors held on May 15, 1985, the board approved a resolution authorizing the Company to issued shares of common stock of the Company as consideration to officers, directors, and affiliates to services rendered and reimbursement of expenses incurred on behalf of the Company due to the Company's reduced operational status and lack of funds to cover such expenses.

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

================================================================================

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

================================================================================

(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                          Page
-----------------                                                          ----

Report of Andersen, Andersen & Strong, Certified Public Accountants         15

Balance Sheet as of June 30, 1999                                           16

Statements of Operations for years ended June 30, 1999 and 1998
    and from inception                                                      17

Statements of Stockholders' Equity for the years ended June 30, 1999
    and 1998 and from inception                                             18

Statements of Cash Flows for the years ended June 30, 1999 and 1998
    and from inception                                                      24

Notes to Financial Statements                                               26

(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
schedules are included as part of this report:
None

(a)(3)  Exhibits.
None
================================================================================

                                   SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                                 AMBRA ROYALTY, INC.


Date: August 31, 1999                   By /s/ John M. Hickey
                                          --------------------------------------
                                          John M. Hickey, President and Director


Date: August 31, 1999                   By /s/ John R. Rask
                                          --------------------------------------
                                          John R. Rask, Secretary and Director

Board of Directors
Ambra Resources Group, Inc.
Vancouver, B.C.  Canada


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Ambra Resources Group, Inc. (a development stage company), at June 30, 1999 and the statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 1999 and 1998 and the period January 27, 1984 (date of inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Ambra Resources Group, Inc. as of June 30, 1999, and the results of operations and cash flows for the years ended June 30, 1999, and 1998 and the period January 27, 1984 (date of inception) to June 30, 1999, in conformity with generally accepted accounting principles.


/s/ Anderson Andersen & Strong

August 25, 1999
Salt Lake City, Utah

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 1999
================================================================================

                                     ASSETS

CURRENT ASSETS
   Cash                                                             $   140,482
                                                                    -----------
       Total Current Assets                                             140,482
                                                                    -----------
PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - Note 2                                              110,820
                                                                    -----------
OTHER ASSETS
   Mining claims - Note 3                                                  --
   Oil leases -  Note 4                                                 315,540
    Equitable securities - Note 5                                        50,000
    Deposit                                                               3,333
                                                                    -----------
       Total Other Assets                                               368,873
                                                                    -----------
                                                                    $   620,175
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                               $   271,663
   Accounts payable - other                                             167,361
                                                                    -----------
       Total Current Liabilities                                        439,024
                                                                    -----------
STOCKHOLDERS' EQUITY
   Common stock
     100,000,000 shares authorized, at $.001 par value;
     71,092,712 issued and outstanding - Note 5                          71,093
   Capital in excess of par value                                     3,397,953
   Deficit accumulated during the development stage                  (3,287,895)
                                                                    -----------
       Total Stockholders' Equity                                       181,151
                                                                    -----------
                                                                    $   620,175
                                                                    ============


              The accompanying notes are an integral part of these
                             financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 For the Years Ended June 30, 1999 and 1998 and
      the Period From January 27, 1984 (date of inception) to June 30, 1999
================================================================================

                                                            January 27, 1984
                              June              June      (Date of Inception)
                              1999              1998        to June 30, 1999
                          ------------      ------------      ------------
REVENUES                  $      7,285      $      4,607      $    238,678
                          ------------      ------------      ------------

EXPENSES
  Operations                 1,611,702           650,729         3,518,295
  Depreciation                   3,100             2,600             8,278
                          ------------      ------------      ------------
                             1,614,802           653,329         3,526,573
                          ------------      ------------      ------------
NET LOSS                  $ (1,607,517)     $   (648,722)     $ (3,287,895)
                          ============      ============      ============

LOSS PER COMMON SHARE
       Basic              $       (.04)     $       (.02)
                          ------------      ------------
         Diluted          $       (.03)     $       (.02)
                          ------------      ------------
AVERAGE OUTSTANDING
     SHARES
          Basic             46,557,712        32,216,756
                          ------------      ------------
          Diluted           49,057,712        34,716,756
                          ------------      ------------


              The accompanying notes are an integral part of these
                             financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        Period from January 27, 1984 (Date of Inception) to June 30, 1999
============================================================================================

                                               Common Stock         Capital in
                                          ----------------------    Excess of    Accumulated
                                            Shares       Amount     Par Value      Deficit
                                          ---------    ---------    ---------    ---------
Balance January 27, 1984
      (Date of Inception)                     --       $   --       $   --       $   --

Issuance of common stock for
   oil and gas leases                      122,086          122       19,438         --

Net income from operations
   for the period ended June 30, 1984         --           --           --          3,048

Net loss from operations
   for the year ended June 30, 1985           --           --           --        (44,556)

Issuance of common stock
   for cash                                    501            1           38         --

Net income from operations
   for the year ended June 30, 1986           --           --           --         18,018

Issuance of common stock
   for cash                                  7,774            7       19,298         --

Net loss from operations
   for the year ended June 30, 1987           --           --           --         (9,248)

Issuance of common stock
   for cash                                  6,000            6         --           --

Net income from operations
   for the year ended June 30, 1988           --           --           --         15,828

Net loss from operations
   for the year ended June 30, 1989           --           --           --        (22,000)

Capital contribution - expenses               --           --            752         --

Issuance of common stock
   for services - related party            900,000          900        8,100         --


              The accompanying notes are an integral part of these
                             financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 (Continued) Period from January 27, 1984 (Date
                         of Inception) to June 30, 1999
===========================================================================================

                                               Common Stock         Capital in
                                          ----------------------    Excess of   Accumulated
                                           Shares        Amount     Par Value     Deficit
                                          ---------    ---------    ---------    ---------
Net loss from operations
   for the year ended June 30, 1993          --           --           --          (9,752)

Issuance of common stock
   for land                               200,000          200         (200)         --

Issuance of common stock
   for services - related party           300,000          300        2,700          --

Issuance of common stock
   for mining claims - related party       50,000           50          450          --

Issuance of common stock
   for stock dividends                         16         --           --            --

Issuance of common stock
   for cash                                22,500           23       44,977          --

Net loss from operations
   for the year ended June 30, 1994          --           --           --         (82,277)

Issuance of common stock
   for option on property                  50,000           50          450

Issuance of common stock
   for mining claims - related party      150,000          150        1,350

Issuance of common stock
   for expenses                            22,000           22          198

Issuance of common stock for cash         255,000          255      179,745

Net loss from operations
   for the year ended June 30, 1995          --           --           --        (115,762)


              The accompanying notes are an integral part of these
                             financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
        Period from January 27, 1984 (Date of Inception) to June 30, 1999
==========================================================================================
                                             Common Stock          Capital in
                                             ------------          Excess of   Accumulated
                                        Shares         Amount      Par Value     Deficit
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

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
        Period from January 27, 1984 (Date of Inception) to June 30, 1998
========================================================================================================
                                                        Common Stock            Capital in
                                                  -------------------------     Excess of    Accumulated
                                                   Shares           Amount      Par Value      Deficit
                                                  ---------       ---------     ---------     ---------
Net loss from operations for
   the year ended June 30, 1996                        --            --            --         (269,717)

Issuance of additional shares resulting
   from reverse stock split - October 1996        4,540,007         4,540        (4,540)          --

Issuance of common stock for accts pay and,
   commissions at $.05 -  Sept & Oct 1996         1,028,600         1,029        48,730           --

Issuance of common stock for mining
   claims at $.05 - Nov 1996                        100,000           100         4,900           --

Issuance of common stock for services and
    expenses at $.05- related parties-Nov 96      2,425,200         2,425       123,065           --

Issuance of common stock for services -
    at $.05 - Jan 1997                              425,000           425        20,825           --

Issuance of common stock for services and
    expenses at $.05 - related parties-Apr 97     1,774,506         1,775        86,952           --

Issuance of common stock for oil leases
   at $.05 - May 1997                               600,000           600        29,400           --

Issuance of common stock for services and
   expenses at $.05 - related parties-May 97      2,550,000         2,550       124,950           --

Issuance of common stock for cash at $.10 -
   May & June 1997- private placement             1,359,000         1,359       134,541           --

Issuance of common stock for oil leases
    at $.05 - June 1997                           1,240,000         1,240        60,760           --

Issuance of common stock for cash at $.10 -
   June 1997 - private placement                  1,008,000         1,008        99,800           --

Issuance of common stock for services
   at $.05 - June 1997                              640,000           640        30,860           --

Issuance of common stock for mining
    claims at $.05  - June 1997                     100,000           100         4,900           --


              The accompanying notes are an integral part of these
                             financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
        Period from January 27, 1984 (Date of Inception) to June 30, 1999
=========================================================================================================
                                                          Common Stock          Capital in
                                                    -----------------------     Excess of      Accumulated
                                                     Shares         Amount      Par Value        Deficit
                                                    ---------     ---------     ---------       ---------
Net loss from operations for the
   year ended June 31, 1997                              --            --            --         (515,238)

Issuance of common stock for oil
   leases at $.10 - July 1997                         930,000           930        92,070           --

Issuance of common stock for payment
   of debt at $.10 - July 1997 -  related party     1,134,480         1,134       112,314           --

Issuance of common stock for two
   residential lots at $.10 - Sept 1997               700,000           700        69,300           --

Issuance of common stock and payment
   of stock issuance expense - Sept 1997              250,000           250        (9,250)          --

Issuance of common stock for cash at $.10 -         1,221,000         1,221       120,879           --
   July and Sept 1997 - private placement

Issuance of common stock for services and
   payment of debt at $ .10 - related parties       1,199,710         1,200       118,771           --
           Dec 1997
Issuance of common stock for costs
   of stock issuance - Dec 1997                       250,000           250          (250)          --

Issuance of common stock for installment
   payment on mining claims at $.10 -                 100,000           100         9,900           --
            Dec 1997

Issuance of common stock for expenses                 549,000           549        54,351           --
     at $ .10 related parties - Dec 1997

Issuance of common stock for expenses               2,274,000         2,274       111,426           --
   at $.05 - related parties - May 1998

Issuance of common stock for expenses
   at $.06 - related parties - June 1998            1,500,000         1,500       140,500           --


              The accompanying notes are an integral part of these
                              financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
        Period from January 27, 1984 (Date of Inception) to June 30, 1999
==========================================================================================================

                                                      Common Stock             Capital in
                                              ---------------------------      Excess of       Accumulated
                                                Shares           Amount        Par Value          Deficit
                                              -----------     -----------     -----------      -----------
Issuance of common stock for installment
    payment on mining claims - June 1998          100,000             100           9,900             --

Net loss from operations  for the year
    ended  June 30, 1998                             --              --              --           (648,722)
                                              -----------     -----------     -----------      -----------
Balance June 30, 1998                          32,216,756     $    32,217     $ 2,090,806      $(1,680,378)

Issuance of common stock for stock
    issue expense - at $.04 - July 1998           320,000             320            (320)            --

Issuance of common stock for cash
   at  $.08 - Jul 1998                            450,000             450          35,550             --

Issuance of common stock for expenses
    at $.04 - Jul 1998                            295,000             295          11,505             --

Issuance of common stock for services
    at $.04 - Jul 1998                            457,500             458          17,842             --

Issuance of common stock for cash
   at $.05 - Jul 1998                             268,456             268          13,155             --

Issuance of common stock for services
   and expenses at $.025 - Jan 1999             5,520,000           5,520         132,480             --

Issuance of common stock for services
   at $.04 - Jan 1999                             500,000             500          19,500             --

Issuance of common stock for services
   at $.04 - Feb 1999                             700,000             700          27,300             --

Issuance of common stock for stock
   issue expenses at $.04 - Feb 1999            1,500,000           1,500          (1,500)            --

Issuance of common stock for purchase
   of mineral property at $.04 - Feb 1999       1,000,000           1,000          39,000             --

Issuance of common stock for purchase
   of mineral property at $.04 - Feb 1999       1,200,000           1,200          46,800             --


              The accompanying notes are an integral part of these
                              financial statements.

                                          AMBRA RESOURCES GROUP, INC.
                                         ( Development Stage Company)
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                       Period from January 27, 1984 (Date of Inception) to June 30, 1999
===========================================================================================================

                                                      Common Stock              Capital in
                                               ---------------------------      Excess of       Accumulated
                                                 Shares           Amount        Par Value         Deficit
                                               -----------     -----------     -----------      -----------
Issuance of common stock for stock
   issue expenses at $.04 - Feb 1999               450,000             450            (450)            --

Issuance of common stock for services
   at $.04 - March 22, 1999                      2,000,000           2,000          78,000             --

Issuance of common stock for 50% interest
    in Venture Oil Gas Inc at $.04-May ,99       1,250,000           1,250          48,750             --

Issuance of common stock for stock
   issue expense at $.04 - May 5, 1999           1,700,000           1,700          (1,700)            --

Issuance of common stock for cash
   at $.04 - May 26, 1999                        2,000,000           2,000          78,000             --

Issuance of common stock for services
    at $.04 - May 26, 1999                       5,200,000           5,200         202,800             --

Issuance of common stock for services
    at $.04 - May 27, 1999                       5,000,000           5,000         195,000             --

Issuance of common stock for cash
    at $.04 - May 27, 1999                       1,000,000           1,000          49,000             --

Issuance of common  stock for cash
    at $.04 - June 1, 1999                         190,000             190           9,310             --

Issuance of common stock for services
    at $.04 - June 1, 1999                       7,875,000           7,875         307,125             --

Net loss from operations for the year
   ended June 30, 1999                                --              --              --         (1,607,517)
                                               -----------     -----------     -----------      -----------
Balance June 30, 1999                           71,092,712     $    71,093     $ 3,397,953      $(3,287,895)
                                               ===========     ===========     ===========      ===========


              The accompanying notes are an integral part of these
                              financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               For the Years Ended June 30, 1998 and 1997 and the
          Period January 27, 1984 (Date of Inception) to June 30, 1999
==========================================================================================================

                                                                                        January 27, 1984
                                                            June             June      (Date of Inception)
                                                            1999             1998       to June 30, 1999
                                                        -----------      -----------      -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net loss                                             $(1,607,517)     $  (648,722)     $(3,287,895)

     Adjustments to reconcile net loss
       to net cash provided by operating
       activities

         Depreciation                                         3,311            2,600           32,750
         Common capital stock issued
          for services & expenses                         1,084,100          492,773        2,327,671
          Loss on mineral leases and real estate             78,018           11,000           89,018
         (Increase) decrease in accounts receivable            --            (20,071)         (20,071)
           (Increase) decrease in security deposits            --              3,299             --
         Increase (decrease) in liabilities                 291,540           19,763          311,303
                                                        -----------      -----------      -----------
             Net Cash Used By Operations                   (150,548)        (139,358)        (547,224)
                                                        -----------      -----------      -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

   Purchase of property & equipment                          (9,419)          (5,000)        (123,809)
   Purchase of  oil & gas leases and mining claims             --            (40,993)         (97,948)
   Proceeds from sale of real estate                         51,492             --             51,492
                                                        -----------      -----------      -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Net proceeds from sale of capital stock                  188,923          122,100          857,971
                                                        -----------      -----------      -----------
   Net increase (decrease) in cash                           80,448          (63,251)         140,482

   Cash at beginning of year                                 60,034          123,285             --
                                                        -----------      -----------      -----------

   Cash at end of year                                  $   140,482      $    60,034      $   140,482
                                                        ===========      ===========      ===========


              The accompanying notes are an integral part of these
                             financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
      For the Period January 27, 1984 (Date of Inception) to June 30, 1997
====================================================================================================
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of 122,086 shares in exchange for royalty
   interests in oil and gas leases - 1984                                                 $   19,560
                                                                                          ----------
Issuance of 900,000 shares for services - 1993                                                 9,000
                                                                                          ----------
Issuance of 200,000 shares for land - 1993 - (Note 1)                                           --
                                                                                          ----------
Issuance of 50,000 shares for mining claims - 1994                                               500
                                                                                          ----------
Issuance of 300,000 shares for services - 1994                                                 3,000
                                                                                          ----------
Issuance of 50,000 shares for option on property - 1994                                          500
                                                                                          ----------
Issuance of 150,000 shares for mining claims - 1995                                            1,500
                                                                                          ----------
Issuance of 22,000 shares for expenses - 1995                                                    220
                                                                                          ----------
Issuance of 137,979 shares for expenses - 1995                                                68,988
                                                                                          ----------
Issuance of 1,173,897 shares for equipment and expenses - 1995 - Note 1                         --
                                                                                          ----------
Issuance of 20,000 shares for expenses - 1996                                                  4,000
                                                                                          ----------
Issuance of 118,115 shares for expenses - 1996                                                23,623
                                                                                          ----------
Issuance of 62,500 shares for expenses - 1996                                                 12,500
                                                                                          ----------
Issuance of 200,000 shares for oil leases - 1996                                               2,000
                                                                                          ----------
Issuance of 300,000 shares for expenses - 1996                                                60,000
                                                                                          ----------
Issuance of 1,028,600 shares for accounts payable and commissions - 1996                      49,759
                                                                                          ----------
Issuance of 100,000 shares for mining claims - 1996                                            5,000
                                                                                          ----------
Issuance of 2,425,200 shares for services and expenses - 1996                                125,490
                                                                                          ----------
Issuance of 425,000 shares for services -1997                                                 21,250
                                                                                          ----------
Issuance of 1,774,506 shares  for services and expenses - 1997                                88,727
                                                                                          ----------
Issuance of 600,000 shares for oil leases - 1997                                              30,000
                                                                                          ----------
Issuance of 2,550,000 shares for services and expenses - 1997                                127,500
                                                                                          ----------
Issuance of 1,240,000 shares for oil leases - 1997                                            62,000
                                                                                          ----------
Issuance of 640,000 shares for services - 1997                                                31,500
                                                                                          ----------
Issuance of 100,000 shares for mining claims - 1997                                            5,000
                                                                                          ----------
Issuance of 930,000 shares for oil leases - 1997                                              93,000
                                                                                          ----------
Issuance of 1,134,480 shares for payment of debt - 1997                                      113,448
                                                                                          ----------
Issuance of 700,000 shares for two residential lots - 1997                                    70,000
                                                                                          ----------
Issuance of 1,199,710 shares for services and payment of debt - 1997                         119,971
                                                                                          ----------
Issuance of 100,000 shares for installment payment on mining claims - 1997                    10,000
                                                                                          ----------
Issuance of 549,000 shares for expenses - 1998                                                54,900
                                                                                          ----------
Issuance of 2,274,000 shares for expenses - 1998                                             113,700
                                                                                          ----------
Issuance of 1,500,000 shares for expenses - 1998                                             142,000
                                                                                          ----------
Issuance of 100,000 shares for installment payment on mining claims - 1998                    10,000
                                                                                          ----------
Issuance of 29,247,500 shares for services and expenses - 1998 and 1999                    1,042,100
                                                                                          ----------
Issuance of 1,250,000 shares for 50% of outstanding stock of Oil Ventures Inc. - 1999         50,000
                                                                                          ----------
Issuance of 2,200,000 shares for purchase of mineral claims - 1999                        $   88,000
                                                                                          ----------

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Utah on January 27, 1984 with authorized capital stock of 50,000,000 shares at a par value of $0.001 and on May 17, 1999 the authorized was increased to 100,000,000 shares.

On October 14, 1996 the Company completed a reverse stock split of ten shares of outstanding shares for one share in connection with a name change to "Ambra Resources Group, Inc." from "Ambra Royalty, Inc." This report has been prepared showing after stock split shares with a par value of $0.001 from inception.

The company has been in the exploratory and development stage since inception and has been primarily engaged in the business of the acquisition and development of mining and oil properties.

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

Property and Equipment
----------------------

The Company's property and equipment consists of the following:

       Office equipment                                  11,432
       Residential rentals                              107,877
       Less  accumulated depreciation                    (8,489)
                                                     -----------
                                                        110,820

Office equipment is depreciated on the straight line method over five years and the residential rentals are depreciated on the straight line method over forty years.

Earnings Per Share
------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock splits, using the treasury stock method.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
================================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalization of  Mining Claim Costs
-------------------------------------

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment are capitalized and depreciated over their useful lives.

Capitalization of Oil Leases Costs
----------------------------------

The Company uses the successful efforts cost method for recording its oil lease interests, which provides for capitalizing the purchase price of the project and the additional costs directly related to proving the properties and amortizing these amounts over the life of the reserve when operations begin or a shorter period if the property is shown to have an impairment in value or expensing the remaining balance if proven of no value. Expenditures for oil well equipment are capitalized and depreciated over their useful lives.

Environmental Requirements
--------------------------

At the report date environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Income Taxes
------------

At June 30, 1999, the Company had a net operating loss carry forward of $3,287,895. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful. The Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2000 through 2019.

Foreign Currency Translation
----------------------------

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, investments in mining claims and oil leases, and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
================================================================================

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

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for acquisition exploration and retaining the properties have been expensed.

A final payment of $10,000cn is due on the claims six months after July 14, 1999.

4.  OIL LEASES

BEAUFORT SEA PROJECT                                                      COST
--------------------                                                      ----

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

The other partners in the project are controlled by Exxon Oil Corporation, however there is no immediate plans to develop the area.
                                                                        $ 67,913

                      AMBRA RESOURCES GROUP, INC.
                     ( Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS (Continued)
================================================================================

4.  OIL LEASES - continued

ALKALI CREEK PROSPECT,  PETROLEUM COUNTY,  MONTANA
--------------------------------------------------

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

The  leases  have not been  proven  to have  commercially  recoverable reserves and therefore the acquisition and exploration costs have been
expensed.                                                                     0

BOONESVILLE - WISE COUNTY, TEXAS
--------------------------------

On July 11, 1997 the Company purchased a 10% working interest and a 8%
net  revenue  interest  in an oil lease  known as  Boonesvile  #1 Wise
County, Texas. A recent accident has rendered the well inoperative and the operator has made a claim of damages from the  insurance  company.
The  amount of the  claim  that may be paid is  undeterminable  at the
report date. All prior costs have been expensed.                              0

CESSFORD - ALBERTA, CANADA
--------------------------

On July 17, 1997 the Company  purchased a 20% interest in a proven oil lease in the Cessford Area, Alberta, Canada by payment of $ 36,627 and
1,230,000  shares of the Company.  The Company has participated in the initial  test well  costs  which  were  expensed.  On June 3, 1998 the parties mutually agreed to reduced the 20% interest to 5% resulting in a  credit  of  $96,995cn,  to the  Company,  to be used in the  future
drilling programs .                                                      247,627
                                                                       ---------
                                                                       $ 315,540
                                                                       =========

5.  EQUITABLE SECURITIES

On April 20, 1999 the Company purchased 50% of the outstanding stock of Venture Oil and Gas Inc. by the issuance of 1,250,000 common shares of the Company. Venture Oil and Gas Inc. has interests in various proven and unproven oil properties, some of which have the well equipment installed. Some of the wells are near the production stage, however additional costs will be required to bring them into production.

6.  STOCK OPTIONS

The Company has granted a 2,500,000 share stock option to officers of the Company at $.10 per share which will expire January 1, 2000.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
================================================================================

7.  RELATED PARTY TRANSACTIONS

Officers and directors have received 6,572,500 common shares of the Company for services and expenses. See note 5 regarding stock options granted to officers. The Company rents office space from a related party.

8.  RETURN OF CAPITAL  STOCK  ISSUED

Pursuant to a resolution of the board of director's dated November 2, 1995, the board authorized the issuance of 1,173,908 shares of common stock to Gary Worley (former officer and director) and/or his assigns as full consideration for services, and the use of an office, furniture, and other expenses. Subsequent to the issuance of the stock and because of a dispute over the transaction Mr. Worley has agreed to return the stock which has not been done. The Company will continue to show the stock as outstanding until it is returned for cancellation.