Form 10-Q
period 1999-09-30
AMBRA RESOURCES GROUP INC
filed 1999-11-15
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                ---------------          ---------------

    Commission File number     O-11695
                               -------

                             AMBRA RESOURCES GROUP, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

            UTAH                                            87-0403828
 -----------------------------                           ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

610-800 West Pender Street, Vancouver., Canada,                 V6C 2V6
-----------------------------------------------                 -------
(Address of principal executive offices)                      (Zip Code)

                                1- 604- 669-2723
               --------------------------------------------------
               Registrant's telephone number, including area code

                          AMBRA ROYALTY - same address
--------------------------------------------------- ----------------------------
 Former name, former address, and former fiscal year, if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                       Outstanding as of September 30, 1999
  --------------------------------         ------------------------------------
  Common  Stock, $0.001                                76,518,072

                                      INDEX

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                            September 30, 1999 and June 30, 1999

                            Statements of Operations
                            Three months ended September 30, 1999 and 1998...................................5
                            and the period from January 27, 1984 to September 30, 1999

                            Statements of Cash Flows
                            Three months ended September 30, 1999 and 1998...................................6
                            and the period from January 27, 1984 to September 30, 1999

                            Notes to Financial Statements....................................................7

          ITEM 2.           Management's Discussion and Analysis of
                            Financial Condition and Results of Operations...................................12

PART II.                    Other Information...............................................................14

                            Signatures......................................................................15

PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Ambra Resources Group, Inc. (a development stage company) at September 30, 1999 and June 30, 1999, and the statements of operations and cash flows for the three months ended September 30, 1999 and 1998 and the period from January 27, 1984 (inception of development stage) to September 30, 1999, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.


                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      September 30, 1999 and June 30, 1999
--------------------------------------------------------------------------------


                                     ASSETS
                                                                         September 30,     June 30,
                                                                             1999           1999
                                                                         -----------    -----------
CURRENT ASSETS
   Cash                                                                  $    21,998    $   140,482
                                                                         -----------    -----------
       Total Current Assets                                                   21,998        140,482
                                                                         -----------    -----------

PROPERTY AND EQUIPMENT - net of
     accumulated depreciation - Note 2                                       111,539        110,820
                                                                         -----------    -----------

OTHER ASSETS
    Mining claims - Note 3                                                      --             --
   Oil leases -  Note 4                                                      315,540        315,540
    Equitable securities - Note 5                                             50,000         50,000
   Deposits                                                                    3,333          3,333
                                                                         -----------    -----------
                                                                             368,873        368,873
                                                                         -----------    -----------

                                                                         $   502,410    $   620,175
                                                                         ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                                    $    76,449    $   271,663
   Accounts payable - other                                                   79,363        167,361
                                                                         -----------    -----------
       Total Current Liabilities                                             155,812        439,024
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock
     50,000,000 shares authorized,  at $.001 par value;
     76,518,072 shares issued
     and outstanding at Sept 30;
     71,092,712 at June 30                                                    76,518         71,093

   Capital in excess of par value                                          3,686,796      3,397,953

   Deficit accumulated during the development stage                       (3,416,716)    (3,287,895)
                                                                         -----------    -----------
       Total Stockholders' Equity                                            346,598        181,151
                                                                         -----------    -----------

                                                                         $   502,410    $   620,175
                                                                         ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1999 and 1998
             and the Period January 27, 1984 (date of inception) to
                               September 30, 1999

--------------------------------------------------------------------------------
                                                      January 27, 1984
                             Sept           Sept     (Date of Inception)
                             1999           1998      to Sept 30, 1999
                        ------------    ------------ -------------------

REVENUES                $      1,367    $      1,350    $    240,045

EXPENSES                     130,188         134,008       3,656,761


NET LOSS                $   (128,821)   $   (132,658)   $ (3,416,716)
                        ============    ============    ============



LOSS PER COMMON SHARE

        Basic           $       --      $       --
                        ------------    ------------

         Diluted        $       --      $       --
                        ------------    ------------

AVERAGE OUTSTANDING
     SHARES

          Basic           72,892,000      32,966,756
                        ------------    ------------

          Diluted         75,392,000      35,466,756
                        ------------    ------------







   The accompanying notes are an integral part of these financial statements.



                           AMBRA RESOURCES GROUP, INC.
                           (Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  For the Three Months Ended September 30, 1999
                 and 1998 and the Period January 27, 1984 (Date
                       of Inception) to September 30, 1999

--------------------------------------------------------------------------------
                                                                                   January 27, 1984
                                                          Sept            Sept   (Date of Inception)
                                                          1999            1998     to Sept 30, 1999
                                                      -----------    ----------- -------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss                                           $  (128,821)   $  (132,658)   $(3,416,716)
   Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
         Depletion, depreciation
          and amortization                                    850            775         33,600
         Common capital stock issued
          for services & expenses                          23,000         66,100      2,350,671
          Loss of oil leases                                 --             --          140,510
         (Increase) decrease in accounts receivable          --           (4,929)       (20,071)
           (Increase) decrease in security deposits          --           (3,333)          --
         Increase (decrease) in liabilities               (11,944)       (31,918)       299,359
                                                      -----------    -----------    -----------
          Net Cash Used By Operations                    (116,915)      (105,963)      (612,647)
                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

   Purchase of property & equipment                        (1,569)        (1,601)      (125,378)
   Purchase of  oil & gas leases and
       mining claims                                         --             --          (97,948)
                                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Net proceeds from sale of capital stock                   --           49,423        857,971
                                                      -----------    -----------    -----------
   Net increase (decrease) in cash                       (118,484)       (58,141)        21,998

   Cash at beginning of year                              140,482         60,034           --
                                                      -----------    -----------    -----------

   Cash at end of year                                $    21,998    $     1,893    $    21,998
                                                      ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

Property and Equipment
----------------------

The Company's property and equipment consists of the following at September 30, 1999.
             Office equipment                                      13,001
             Residential rentals                                  107,877
             Less  accumulated depreciation                        (9,339)
                                                                  --------
                                                                  111,539
                                                                  --------
Office equipment is depreciated on the straight line method over seven years and the residential rentals are depreciated on the straight line method over forty years.

Earnings Per Share
------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock splits, using the treasury stock method in accordance with FASB No 128.

                           AMBRA RESOURCES GROUP, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

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

Capitalization of  Oil  Lease  Costs
------------------------------------

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

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


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

The other  partners  in the  project are  controlled  by Exxon Oil  Corporation, however there is no immediate plans to develop the area.
                                                                                         $ 67,913
 ALKALI CREEK PROSPECT,  PETROLEUM COUNTY,  MONTANA
 --------------------------------------------------

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



                           AMBRA RESOURCES GROUP, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


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

7.  RELATED PARTY TRANSACTIONS

Officers and directors have received 9,983,460 common shares of the Company for services and expenses. See note 5 regarding stock options granted to officers.
The Company rents office space from a related party.

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

                                                                                          159,627

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


9.  GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION
--------------------------------------------------------------------------------


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

Liquidity and Capital Resources

The Registrant has plans to further develop its properties and to seek others which will provide a profit to the Company however there is insufficient working capital to be successful in this effort.

Results of Operations

Since the Company ceased operations in 1989, its only activity, to date has involved the investigation and purchase of potential business opportunities.


                                        PART II - OTHER INFORMATION


                                        ITEM 1.  LEGAL PROCEEDINGS


   None.

                     ITEM 2.  CHANGES IN SECURITIES

   During July through September 1999, the Registrant issued 5,425,360 common shares for services and payment of debt.

                     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.


                     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


                     ITEM 5.  OTHER INFORMATION

   None.


                     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   None.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized




                                        AMBRA RESOURCES GROUP, INC.
                                               (Registrant)


Dated: November 9,1999                  By /s/John M. Hickey
       --------------                      ------------------
                                        John M. Hickey, President