Form 10-Q
period 1999-12-31
AMBRA RESOURCES GROUP INC
filed 2000-02-17
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1999
                               ------------------------
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to                    Commission
                               --------------       ----------------
File number      O-11695
               -------------
                           AMBRA RESOURCES GROUP, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

         UTAH                                        87-0403828
         ----                                        ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

610-800 West Pender Street, Vancouver., Canada,             V6C 2V6
-------------------------------------------------        -------------
(Address of principal executive offices)                   (Zip Code)

                                1- 604- 669-2723
                  --------------------------------------------
               Registrant's telephone number, including area code

                          AMBRA ROYALTY - same address
                          ----------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                      Class                  Outstanding as of December 31, 1999
         --------------------------------    -----------------------------------
               Common  Stock, $0.001                     84,018,072


                                      INDEX

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------

PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                              December 31, 1999 and June 30, 1999

                            Statements of Operations

                              Three and six months ended December 31, 1999  and 1998.........................5 and the period from January 27, 1984 to December 31, 1999

                            Statements of Cash Flows

                               Six months ended December 31, 1999 and 1998...................................6
                                          and the period from January 27, 1984 to December 31, 1999

                            Notes to Financial Statements....................................................8

          ITEM 2.           Management's Discussion and Analysis of

                              Financial Condition and Results of Operations.................................12

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


PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Ambra Resources Group, Inc. (a development stage company) at December 31, 1999 and June 30, 1999, and the statements of operations and cash flows for the three and six months ended December 31, 1999 and 1998 and the period from January 27, 1984 to December 31, 1999, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 1999, are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.


                           AMBRA RESOURCES GROUP, INC.

                           (Development Stage Company)

                                 BALANCE SHEETS

                       December 31, 1999 and June 30, 1999



                                     ASSETS

                                                                  Dec 1999      June 1999
                                                                -----------    -----------
CURRENT ASSETS

   Cash                                                              25,809    $   140,482
                                                                -----------    -----------
       Total Current Assets                                          25,809        140,482
                                                                -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - (Note 2)                                        110,689        110,820
                                                                -----------    -----------

OTHER ASSETS

    Mining claims - (Note 3)                                           --             --
   Oil leases -  (Note 4)                                           315,540        315,540
     Equitable securities                                            50,000         50,000
   Deposits                                                           3,333          3,333
                                                                -----------    -----------
       Total Other Assets                                           368,873        368,873
                                                                -----------    -----------
                                                                    505,371    $   620,175
                                                                ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related parties                               107,449    $   271,663
   Accounts payable - other                                          64,495        167,361
                                                                -----------    -----------
       Total Current Liabilities                                    171,944        439,024
                                                                -----------    -----------

STOCKHOLDERS' EQUITY

   Common stock

     50,000,000 shares authorized, at $.001 par value;
     84,018,072 shares issued and outstanding at December 31;
     71,092,712 at June 30                                           84,018         71,093

   Capital in excess of par value                                 3,769,296      3,397,953

   Deficit accumulated during the development stage              (3,519,887)    (3,287,895)
                                                                -----------    -----------
       Total Stockholders' Equity                                   333,427        181,151
                                                                -----------    -----------
                                                                    505,371    $   620,175
                                                                ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                           AMBRA RESOURCES GROUP, INC.

                          ( Development Stage Company)

                            STATEMENTS OF OPERATIONS

            For the Three and Six Months Ended December 31, 1999 and
               1998 and the Period From January 27, 1984 (date of
                         inception) to December 31, 1999

                                       Three Months               Six Months
                             Dec             Dec              Dec             Dec      Jan 27, 1984 to
                             1999            1998            1999            1998       Dec 31, 1999
                        ------------    ------------    ------------    ------------    ------------

REVENUES                $      1,992    $      1,350    $      3,359    $      2,700    $    242,037
EXPENSES                     105,163          37,754         235,351         171,762       3,761,924
                        ------------    ------------    ------------    ------------    ------------

NET LOSS                $   (103,171)   $    (36,404)   $   (231,992)   $   (169,062)   $ (3,519,887)
                        ============    ============    ============    ============    ============

LOSS PER COMMON SHARE

       Basic            $       --      $       --      $       --      $       --
                        ------------    ------------    ------------    ------------



AVERAGE OUTSTANDING
     SHARES

          Basic           81,518,000      33,787,712      81,518,000      33,787,712
                        ------------    ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements.


                           AMBRA RESOURCES GROUP, INC.

                          (Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                   For the Six Months Ended December 31, 1999
                    and 1998 and the Period January 27, 1984
                    (Date of Inception) to December 31, 1999


                                                                                  January 27, 1984
                                                        Dec              Dec    (Date of Inception)
                                                       1999              1998     to Dec 31, 1999
                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss                                           $  (231,992)   $  (169,062)   $(3,519,887)
   Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
         Depletion, depreciation

          and amortization                                  1,700          1,550         35,300
         Common capital stock issued
          for services & expenses                          83,000         66,100      2,433,671
          Loss of oil leases                                 --             --          140,510
         (Increase) decrease in accounts receivable          --           20,071        (20,071)

         Increase (decrease) in liabilities                 4,188        (24,017)       291,641
                                                      -----------    -----------    -----------
          Net Cash Used By Operations                    (143,104)      (105,358)      (638,836)
                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING

   ACTIVITIES

    Security deposit                                         --           (3,333)          --
   Purchase of property & equipment                        (1,569)        (1,601)      (125,378)
   Purchase of  oil & gas leases and
       mining claims                                         --             --          (97,948)
                                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING

   ACTIVITIES

   Net proceeds from sale of capital stock                 30,000         49,423        887,971
                                                      -----------    -----------    -----------
   Net increase (decrease) in cash                       (114,673)       (60,869)        25,809

   Cash at beginning of year                              140,482         60,034           --
                                                      -----------    -----------    -----------

   Cash at end of year                                $    25,809    $      (835)   $    25,809
                                                      ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                           AMBRA RESOURCES GROUP, INC.

                          (Development Stage Company)

                            STATEMENTS OF CASH FLOWS
              (Continued) For the Period January 27, 1984 (Date of
                         Inception) to December 31, 1999


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 122,086 shares in exchange for royalty
   interests in oil and gas leases - 1984                                                $ 19,560
                                                                                         --------
Issuance of 900,000 shares for services - 1993                                              9,000
                                                                                         --------
Issuance of 200,000 shares for land - 1993 - (Note 1)                                       --
                                                                                         --------
Issuance of 50,000 shares for mining claims - 1994                                            500
                                                                                         --------
Issuance of 300,000 shares for services - 1994                                              3,000
                                                                                         --------
Issuance of 50,000 shares for option on property - 1994                                       500
                                                                                         --------
Issuance of 150,000 shares for mining claims - 1995                                         1,500
                                                                                         --------
Issuance of 22,000 shares for expenses - 1995                                                 220
                                                                                         --------
Issuance of 137,979 shares for expenses - 1995                                             68,988
                                                                                         --------
Issuance of 1,173,897 shares for equipment and expenses - 1995 - Note 1                      --
                                                                                         --------
Issuance of 20,000 shares for expenses - 1996                                               4,000
                                                                                         --------
Issuance of 118,115 shares for expenses - 1996                                             23,623
                                                                                         --------
Issuance of 62,500 shares for expenses - 1996                                              12,500
                                                                                         --------
Issuance of 200,000 shares for oil leases - 1996                                            2,000
                                                                                         --------
Issuance of 300,000 shares for expenses - 1996                                             60,000
                                                                                         --------
Issuance of 1,028,600 shares for accounts payable and commissions - 1996                   49,759
                                                                                         --------
Issuance of 100,000 shares for mining claims - 1996                                         5,000
                                                                                         --------
Issuance of 2,425,200 shares for services and expenses - 1996                             125,490
                                                                                         --------
Issuance of 425,000 shares for services -1997                                              21,250
                                                                                         --------
Issuance of 1,774,506 shares  for services and expenses - 1997                             88,727
                                                                                         --------
Issuance of 600,000 shares for oil leases - 1997                                           30,000
                                                                                         --------
Issuance of 2,550,000 shares for services and expenses - 1997                             127,500
                                                                                         --------
Issuance of 1,240,000 shares for oil leases - 1997                                         62,000
                                                                                         --------
Issuance of 640,000 shares for services - 1997                                             31,500
                                                                                         --------
Issuance of 100,000 shares for mining claims - 1997                                         5,000
                                                                                         --------
Issuance of 930,000 shares for oil leases - 1997                                           93,000
                                                                                         --------
Issuance of 1,134,480 shares for payment of debt - 1997                                   113,448
                                                                                         --------
Issuance of 700,000 shares for two residential lots - 1997                                 70,000
                                                                                         --------
Issuance of 1,199,710 shares for services and payment of debt - 1997                      119,971
                                                                                         --------
Issuance of 100,000 shares for installment payment on mining claims - 1997                 10,000
                                                                                         --------
Issuance of 549,000 shares for expenses - 1998                                             54,900
                                                                                         --------
Issuance of 2,274,000 shares for expenses - 1998                                          113,700
                                                                                         --------
Issuance of 1,500,000 shares for expenses - 1998                                          142,000
                                                                                         --------
Issuance of 100,000 shares for installment payment on mining claims - 1998                 10,000
                                                                                         --------
Issuance of 100,000 shares for installment payment on mining claims - 1998                  8,000
                                                                                         --------
Issuance of 295,000 shares for payment of expenses - 1998                                  29,500
                                                                                         --------
Issuance of 457,500 shares for services - 1998                                             36,600
                                                                                         --------
Issuance of 6,000,000 shares for services and expenses - 1999                              60,000
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

Property and Equipment
----------------------

The Company's property and equipment consists of the following at December 31, 1999.

             Office equipment                                       13,001
             Residential rentals                                   107,877
             Less  accumulated depreciation                        (10,189)
                                                               -----------
                                                                   110,689

Office equipment is depreciated on the straight line method over seven years and the residential rentals are depreciated on the straight line method over forty years.

Earnings Per Share
------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock splits in accordance with FASB No 128.

                           AMBRA RESOURCES GROUP, INC.

                          ( Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalization of Mining Claim Costs
------------------------------------

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

Capitalization of Oil Lease Costs
---------------------------------

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

Income Taxes
------------

At December 31, 1999, the Company had a net operating loss carry forward of $3,519,887. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful. The Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2000 through 2019.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, investments in mining claims and oil leases, and accounts payables, are considered by management to be their estimated fair values.

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

                                                                                         $ 67,913

 ALKALI CREEK PROSPECT, PETROLEUM COUNTY, MONTANA
 ------------------------------------------------

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


                           AMBRA RESOURCES GROUP, INC.

                          ( Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)



CESSFORD - ALBERTA, CANADA                                                                   Cost
--------------------------                                                                   ----

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

                                                                                          247,627
                                                                                          -------
                                                                                        $ 315,540
                                                                                        =========

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

6.  RELATED PARTY TRANSACTIONS

Officers and directors have received 12,983,460 common shares of the Company for services and expenses. . The Company rents office space from a related party.

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

The terms of the purchase provided for a payment of $15,000 and the issuance of 1,050,000 shares of the Company.

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

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

   None.

                          ITEM 2. CHANGES IN SECURITIES

   During October through December 1999, the Registrant issued 6,000,000 regulation S common shares for services and payment of debt and 1,500,000 regulation S common shares for $30,000 cash.

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

Dated: February 15, 2000
       ----------------                 By:  /s/John M. Hickey
                                             ---------------
                                             John M. Hickey