Form 10-Q
period 2000-03-31
AMBRA RESOURCES GROUP INC
filed 2000-05-09
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2000
                               ---------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   --------------
Commission File number   O-11695
                      -----------

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

                                 1-604- 669-2723
                  --------------------------------------------
               Registrant's telephone number, including area code

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class                       Outstanding as of April 14, 2000
                -----                       --------------------------------
         Common  Stock, $0.001                         126,253,072

                                      INDEX

                                                                           Page
                                                                         Number
                                                                         ------
PART I.

    ITEM 1.    Accountants Review Report.....................................3

               Balance Sheets................................................4
                 March 31, 2000 and June 30, 1999

               Statements of Operations

                 Three and nine months ended March 31, 2000  and 1999........5 and the period from January 27, 1984 to March 31, 2000

               Statements of Cash Flows

                 Nine months ended March 31, 2000 and 1999...................6 and the period from January 27, 1984 to March 31, 2000

               Notes to Financial Statements.................................8

    ITEM 2.    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations..............12

PART II.       Other Information............................................14

               Signatures...................................................15

PART I - FINANCIAL INFORMATION



--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



ANDERSEN ANDERSEN & STRONG, L.C.                  941 East 3300 South, Suite 202
--------------------------------                      Salt Lake City, Utah 84106
Certified Public Accountants and Business Consultants

                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Ambra Resources Group, Inc.

We have reviewed the condensed balance sheet of Ambra Resources Group, Inc. (development stage company) as of March 31, 2000 and the related condensed statement of operations and the condensed statement of cash flows for the three and nine months ended March 31, 2000 and 1999 and the periods January 27, 1984 (date of inception) to March 31. 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                         By:/s/Andersen Andersen and Strong
                                         ----------------------------------
                                         Andersen Andersen and Strong

Salt Lake City, Utah
May 10, 2000

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                        March 31, 2000 and June 30, 1999

================================================================================

                                     ASSETS

                                                Mar 2000      June 1999
                                              -----------    -----------
CURRENT ASSETS

   Cash                                         1,204,099    $   140,482
                                              -----------    -----------
       Total Current Assets                     1,204,099        140,482
                                              -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - (Note 2)                      125,373        110,820
                                              -----------    -----------

OTHER ASSETS

    Mining claims - (Note 3)                         --             --
    Natural gas distribution lines                615,000           --
    Web sites                                     122,330           --
   Oil leases -  (Note 4)                         315,540        315,540
     Equitable securities (Note 5)                 70,000         50,000
   Deposits                                          --            3,333
                                              -----------    -----------
       Total Other Assets                       1,122,870        368,873
                                              -----------    -----------
                                                2,452,342    $   620,175
                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related parties             139,874    $   271,663
   Accounts payable - other                        20,792        167,361
                                              -----------    -----------
       Total Current Liabilities                  160,666        439,024
                                              -----------    -----------

STOCKHOLDERS' EQUITY

   Common stock

     400,000,000 shares authorized, at
     $.001 par value; 114,643,072 shares
     issued and outstanding at March 31;
     71,092,712 at June 30                        114,643         71,093

   Capital in excess of par value               5,977,891      3,397,953

   Deficit accumulated during the
    development stage                          (3,800,858)    (3,287,895)
                                              -----------    -----------
       Total Stockholders' Equity               2,291,676        181,151
                                              -----------    -----------
                                                2,452,342    $   620,175
                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended March 31, 2000 and
               1999 and the Period From January 27, 1984 (date of
                          inception) to March 31, 2000
================================================================================


                               Three Months                                         Nine Months
                         Mar            Mar             Mar             Mar       Jan 27, 1984 to
                        2000            1999            2000            1999       Mar 31, 2000
                   ------------    ------------    ------------    ------------    ------------

REVENUES           $      1,350    $      1,350    $      4,709    $      4,050    $    243,387

EXPENSES                282,321         446,722         517,672         618,484       4,044,245
                   ------------    ------------    ------------    ------------    ------------

NET LOSS           $   (280,971)   $   (445,372)   $   (512,963)   $   (614,434)   $ (3,800,858)
                   ============    ============    ============    ============    ============

LOSS PER
COMMON SHARE

    Basic          $       --      $       (.01)   $       --      $      (,015)           --
                   ------------    ------------    ------------    ------------    ------------



AVERAGE
OUTSTANDING
SHARES

     Basic           98,643,072      39,787,712      98,643,072      39,787,712            --
                   ------------    ------------    ------------    ------------    ------------









   The accompanying notes are an integral part of these financial statements.



                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended March 31, 2000
                    and 1999 and the Period January 27, 1984
                      (Date of Inception) to March 31, 2000
================================================================================
                                                                             January 27, 1984
                                                    Mar            Mar     (Date of Inception)
                                                   2000            1999       to Mar 31, 2000
                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net loss                                     $  (512,963)   $  (614,434)   $(3,800,858)
   Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
          Depletion, depreciation
            and amortization                          2,700          2,325         36,300
          Common capital stock issued
            for services & expenses                 233,500        303,100      2,584,171
          Loss of oil leases                           --           40,225        140,510
          (Increase) decrease in accounts
           receivable                                  --           20,071        (20,071)
           (Increase) in security deposit              --           (3,333)          --
           Increase (decrease) in liabilities        48,543        165,248        335,996
                                                -----------    -----------    -----------
             Net Cash Used By Operations           (228,220)       (86,798)      (723,952)
                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING

   ACTIVITIES

    Purchase of equitable securities                (20,000)          --          (20,000)
    Purchase of property & equipment                (17,254)        (9,419)      (141,063)
    Purchase of  oil & gas leases and
     mining claims                                     --             --          (97,948)
    Purchase of web sites                           (62,330)          --          (62,330)
                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING

   ACTIVITIES

   Net proceeds from sale of capital stock        1,391,421         49,423      2,249,392
                                                -----------    -----------    -----------
   Net increase (decrease) in cash                1,063,617        (46,794)     1,204,099

   Cash at beginning of year                        140,482         60,034           --
                                                -----------    -----------    -----------

   Cash at end of year                          $ 1,204,099    $    13,240    $ 1,204,099
                                                ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.



                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                (Continued) For the Period January 27, 1984 (Date
                         of Inception) to March 31, 2000
================================================================================

SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Issuance of 122,086 shares in exchange for royalty                                 $ 19,560
interests in oil and gas leases - 1984                                             --======

Issuance of 900,000 shares for services - 1993                                        9,000
                                                                                   --------
Issuance of 200,000 shares for land - 1993 - (Note 1)                                  --
                                                                                   --------
Issuance of 50,000 shares for mining claims - 1994                                      500
                                                                                   --------
Issuance of 300,000 shares for services - 1994                                        3,000
                                                                                   --------
Issuance of 50,000 shares for option on property - 1994                                 500
                                                                                   --------
Issuance of 150,000 shares for mining claims - 1995                                   1,500
                                                                                   --------
Issuance of 22,000 shares for expenses - 1995                                           220
                                                                                   --------
Issuance of 137,979 shares for expenses - 1995                                       68,988
                                                                                   --------
Issuance of 1,173,897 shares for equipment and expenses - 1995                         --
 - Note 1                                                                          --------

Issuance of 20,000 shares for expenses - 1996                                         4,000
                                                                                   --------
Issuance of 118,115 shares for expenses - 1996                                       23,623
                                                                                   --------
Issuance of 62,500 shares for expenses - 1996                                        12,500
                                                                                   --------
Issuance of 200,000 shares for oil leases - 1996                                      2,000
                                                                                   --------
Issuance of 300,000 shares for expenses - 1996                                       60,000
                                                                                   --------
Issuance of 1,028,600 shares for accounts payable and commissions - 1996             49,759
                                                                                   --------
Issuance of 100,000 shares for mining claims - 1996                                   5,000
                                                                                   --------
Issuance of 2,425,200 shares for services and expenses - 1996                       125,490
                                                                                   --------
Issuance of 425,000 shares for services -1997                                        21,250
                                                                                   --------
Issuance of 1,774,506 shares  for services and expenses - 1997                       88,727
                                                                                   --------
Issuance of 600,000 shares for oil leases - 1997                                     30,000
                                                                                   --------
Issuance of 2,550,000 shares for services and expenses - 1997                       127,500
                                                                                   --------
Issuance of 1,240,000 shares for oil leases - 1997                                   62,000
                                                                                   --------
Issuance of 640,000 shares for services - 1997                                       31,500
                                                                                   --------
Issuance of 100,000 shares for mining claims - 1997                                   5,000
                                                                                   --------
Issuance of 930,000 shares for oil leases - 1997                                     93,000
                                                                                   --------
Issuance of 1,134,480 shares for payment of debt - 1997                             113,448
                                                                                   --------
Issuance of 700,000 shares for two residential lots - 1997                           70,000
                                                                                   --------
Issuance of 1,199,710 shares for services and payment of debt - 1997                119,971
                                                                                   --------
Issuance of 100,000 shares for installment payment on mining claims - 1997           10,000
                                                                                   --------
Issuance of 549,000 shares for expenses - 1998                                       54,900
                                                                                   --------
Issuance of 2,274,000 shares for expenses - 1998                                    113,700
                                                                                   --------
Issuance of 1,500,000 shares for expenses - 1998                                    142,000
                                                                                   --------
Issuance of 100,000 shares for installment payment on mining claims - 1998           10,000
                                                                                   --------
Issuance of 100,000 shares for installment payment on mining claims - 1998            8,000
                                                                                   --------
Issuance of 295,000 shares for payment of expenses - 1998                            29,500
                                                                                   --------
Issuance of 457,500 shares for services - 1998                                       36,600
                                                                                   --------
Issuance of 6,000,000 shares for services and expenses - 1999                        60,000
                                                                                   --------
Issuance of 4,625,000 shares for services and expenses - 2000                       182,800
                                                                                   --------
Issuance of 4,000,000 shares for purchase of web sites - 2000                        80,000
                                                                                   --------
Issuance of 5,000,000 shares for purchase of gas distribution lines - 2000          615,000
                                                                                   --------
Issuance of 5,000,000 shares for commissions on stock sales - 2000                     --
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

                           AMBRA RESOURCES GROUP, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

================================================================================

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Utah on January 27, 1984 with authorized capital stock of 50,000,000 shares at a par value of $0.001. During January 2000 the authorized capital stock was increased to 400,000,000 shares with the same par value.

On October 14, 1996 the Company completed a reverse stock split of ten shares of outstanding shares for one share in connection with a name change to "Ambra Resources Group, Inc." from "Ambra Royalty, Inc." This report has been prepared showing after stock split shares with a par value of $0.001 from inception.

The company has been in the development stage since inception and has been primarily engaged in the business of the acquisition and development of mining and oil properties and other business opportunities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted any policy regarding payment of dividends.

Property and Equipment
----------------------

The Company's property and equipment consists of the following at March 31, 2000.

                 Office equipment                   28,686
                 Residential rentals               107,877
)                Less  accumulated depreciation    (11,190)
                                                  --------
                                                   125,373

Office equipment is depreciated on the straight line method over seven years and the residential rentals are depreciated on the straight line method over forty years.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

Income Taxes
------------

At March 31, 2000, the Company had a net operating loss carry forward of $3,800,858. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful. The Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2000 through 2021.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, equipment, other assets, and accounts payables, are considered by management to be their estimated fair values.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily cash. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality.

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

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on June 30, 1999.

Accounting for Stock-Based Compensation
---------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 123 but has elected to continue to measure compensation cost under APB 25. The adoption of FASB No. 123 has no impact on the Company's financial statements.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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


4.  OIL LEASES

BEAUFORT SEA PROJECT
--------------------
                                                                                         COST

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

The other  partners  in the  project are  controlled  by Exxon Oil  Corporation,     $ 67,913
however there is no immediate plans to develop the area.

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

During February 2000 the Company purchased 60% of the outstanding stock of First Domain Name Company.

The carrying amounts of the equitable securities are considered to be their present fair values.

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

Acquisition of web sites

During the current quarter the Company acquired web sites that are in the developmental stage.

Acquisition of Natural Gas Distribution Lines

During the current quarter the Company acquired an interest in a natural gas distribution line that is in the process of being installed.

Liquidity and Capital Resources

The Registrant has plans to further develop its properties and to seek others which will provide a profit to the Company.

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

--------------------------------------------------------------------------------
                          ITEM 2. CHANGES IN SECURITIES
--------------------------------------------------------------------------------

During January through March 2000, the Registrant issued 18,625,000 regulation S common shares for services and expenses and 12,000,000 regulation S common shares for $1,361,421 cash.

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


--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

During January 2000 the Company submitted to the shareholders and received permission to increase the authorized common capital stock to 400,000,000 shares at the same par value.

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

Dated:                             By: /s/ John M. Hickey
                                   -----------------------------
                                   John M. Hickey, President