Form 10KSB
period 2000-06-30
AMBRA RESOURCES GROUP INC
filed 2000-09-26
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the  fiscal  year  ended  June  30,  2000
                                   ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the  transition  period from    to
                                     ----  ----

         Commission File number     0-11695
                                ---------------

                           AMBRA RESOURCES GROUP, INC,
            ---------------------------------------------------------
               (Exact name of registrant as specified in charter)

           Utah                                             87-0403828
------------------------------                    ------------------------------
State or other jurisdiction of                     (I.R.S. Employer  I.D. No.)
incorporation or organization


610 - 800 West Pender Street, Vancouver, Canada               V6C 2V6
-----------------------------------------------   ------------------------------
(Address of principal executive offices)                     (Zip Code)


Issuer's telephone number, including area code              1-604-669-2723
                                               ---------------------------------


Securities registered pursuant to section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
       None                                              None
--------------------                   -----------------------------------------

Securities registered pursuant to section 12 (g ) of the Act:


                                      None
           ----------------------------------------------------------
                                (Title of Class)


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

State issuer's revenues for its most recent fiscal year:  $     16,449
                                                           ----------------

State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At June 30, 2000, the aggregate market value of the voting stock held by non affiliates is undeterminable and is considered to be 0. During the past five years there has been no trading on an exchange however there has been over-counter-trading in small quantities and therefore the Registrant has arbitrarily valued these shares with no value.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 2000, the registrant had 137,448,322 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I
------
                                                                            Page
                                                                            ----
ITEM 1.  DESCRIPTION OF BUSINESS                                             4

ITEM 2.  DESCRIPTION OF PROPERTIES                                           4

ITEM 3.  LEGAL PROCEEDINGS                                                   4

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                   4


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            5


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           5

ITEM 7.  FINANCIAL STATEMENTS                                                7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                            7


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                  7

ITEM 10. EXECUTIVE COMPENSATION                                              9

ITEM 11. SECURITY   OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  10

ITEM 12. CERTAIN    RELATIONSHIPS AND RELATED TRANSACTIONS                  11

ITEM 13. EXHIBITS  AND REPORTS ON FORM 8-K                                  12

--------------------------------------------------------------------------------
                         ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
                        ITEM 2. DESCRIPTION OF PROPERTIES
--------------------------------------------------------------------------------

The Company's administrative offices are located at 610-800 West Pender Street, Vancouver, Canada, V6C 2V6. The offices are rented from 800 West Pender LTD. See
Item 6 for a description of properties being acquired for further development and or sale.


--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

                                      None

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------

By a vote of the stockholders on March 3, 2000 the authorized common stock was increased from 100,000,000 to 400,000,000 shares with the same par value.

--------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

During the past five years through June 30, 2000 there has been no established trading market for the shares of the Registrant's common stock over an exchange however the stock has been trading over-the-counter in small quantities. The trading amounts for a share of stock for the last two years are listed below by quarter:
                           2000                  1999                 1998
                        Low   High            Low   High           Low   High
                        ----------            ----------           ----------
     First              .03    .50            .03    .08           .04   .07
     Second             .07    .20            .08    .10           .05   .18
     Third                                    .03    .06
     Fourth                                   .02    .06

The above market quotes were provided by NASDAQ OTC Trading and Market Service. There have been no interdealer sales. During the last fiscal year the Registrant issued 66,355,610 common shares of its capital stock at $.02 to $.10 per share under the Regulation S exemption for cash, other assets and expenses. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2000 the Company had approximately 1,551 shareholders.

--------------------------------------------------------------------------------
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

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

Acquisition of Property - Cessford - Alberta, Canada

On July 17, 1997 the Company purchased a 20% interest in an oil lease in the Cessford Area, Alberta, Canada by payment of $ 36,627 and 1,230,000 shares of the Company. The Company has participated in the initial test well costs which were expensed. On June 3, 1998 the parties mutually agreed to reduced the 20% interest to 5% resulting in a credit of $96,995cn, to the Company, which was used in the drilling programs. Six of the seven wells drilled proved worthy of building a pipeline to a central gathering system. During March 2000 the registrant completed an agreement with Bigstone Energy to provide the funds necessary for the construction of the pipe line in exchange for a one third interest. The registrant issued 4,500,000 shares of its common capital stock as payment for its share which is shown in the balance sheet under gas lines. During September 2000 the completed gas line was sold for cash of $211,000cn and $500,000cn towards one half interest in a gas plant to be constructed.

Other Activities

During the last fiscal year the registrant entered a partnership arrangement to develop and sell web sites. On the date of this report the activity was in the development stage and all costs have been expensed.

Liquidity and Capital Resources

The Registrant has plans to further develop its properties which may require a substantial part of its current working capital.

Results of Operations

Since the Company ceased operations in 1989, its only activity, to date has involved the investigation and purchase of potential business opportunities.


--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The financial statements of the Company are included immediately following the signature page to this form 10-KSB.


--------------------------------------------------------------------------------
            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.


--------------------------------------------------------------------------------
        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

The following table as of June 30, 2000, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.
                                                               Director and/or
Name                    Age       Position                      Officer Since
----                    ---       --------                     ---------------
John M. Hickey          58        President and Director        October 1996
John R. Rask            48        Secretary and Director        August  1996
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

The following table as of June 30, 2000, includes the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                         Position                       Report to be Filed
----                         --------                       ------------------
John M. Hickey               President and Director               Form 3
John R. Rask                 Secretary and Director               Form 3
Charles Yourshaw             Director                             Form 3
Dr. Kelly Bowman             Director                             Form 3



--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 2000, 1999, and 1998.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None.

Other Compensation

In May 1985, the board of director's authorized the issuance of common stock to officers, directors, and affiliates of the Company for services rendered and expenses paid by such individuals.

Pursuant to a resolution of the board of director's dated November 2, 1995, the board authorized the issuance of 1,183,952 shares of common stock to Gary Worley (former officer and director) and/or his assigns as full consideration for services, and the use of an office, furniture, and other expenses. Subsequent to the issuance of the stock and because of a dispute over the transaction Mr. Worley has agreed to return the stock which has not been done. The Company will continue to show the stock as outstanding until it is returned for cancellation.

Pursuant to resolutions of the board of director's 2,595,250 shares of common stock was issued to related parties for services, use of office and eqiupment and other expenses during the last fiscal year.
(See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

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



--------------------------------------------------------------------------------
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The following table as of June 30, 2000, includes the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 135,448,322 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

                                                   Nature of         Number of
Name of Person or Group        Ownership (1)     Shares Owned         Percent
-----------------------       --------------     ------------       ----------

Officers and Directors and
  Principal Shareholders:

John M. Hickey                   Direct               -                  -
John R. Rask                     Direct               -                  -
Charles Yourshaw                 Direct               -                  -
Dr. Kelly Bowman                 Direct               -                  -

All Officers and Directors
  as a Group (4 persons)         Direct            1,395,250             1



     (1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----

Report of Andersen, Andersen & Strong, Certified Public Accountants          15

Balance Sheet as of June 30, 2000                                            16

Statements of Operations for years ended June 30, 2000 and 1999              17
    and from inception

Statements of Stockholders' Equity for the years ended June 30, 2000 and
    1999 and from inception                                                  18

Statements of Cash Flows for the years ended June 30, 1999 and 1998          24
   and from inception

Notes to Financial Statements                                                26




(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
schedules are included as part of this report: None

(a)(3)  Exhibits.

None

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:







                                               AMBRA RESOURCES GROUP, INC.


Date:Sept. 21, 2000
                                        By  /s/ John M. Hickey
                                          --------------------------------------
                                          John M. Hickey, President and Director


Date:Sept. 21, 2000
                                        By  /s/ John R. Rask
                                          --------------------------------------
                                          John R. Rask, Secretary and Director

ANDERSEN ANDERSEN & STRONG, L.C.
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA
A member of ACF International with affiliated offices worldwide.

                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, utah 84106
                                                          Telephone 801-486-0096
                                                                Fax 801-486-0098
                                                        Email KAndersen @msn.com


Board of Directors
Ambra Resources Group, Inc.
Vancouver, B.C.  Canada


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Ambra Resources Group, Inc. ( development stage company), at June 30, 2000 and the statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999 and the period January 27, 1984 (date of inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Ambra Resources Group, Inc. as of June 30, 2000, and the results of operations and cash flows for the years ended June 30, 2000, and 1999 and the period January 27, 1984 (date of inception) to June 30, 2000, in conformity with generally accepted accounting principles.


                                               Andersen Andersen & Strong

September 25, 2000
Salt Lake City, Utah

                           AMBRA RESOURCES GROUP, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2000
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS

   Cash                                                        $  1,086,224
                                                               ------------

       Total Current Assets                                       1,086,224
                                                               ------------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - Note 2                                          144,330
                                                               ------------

OTHER ASSETS

    Accounts receivable - related party                              15,116
   Mining claims - Note 3                                                -
   Oil leases -  Note 4                                             419,519
    Equitable securities - Note 5                                   235,000
    Gas lines - Note 4                                              290,000
                                                               ------------
                                                                    959,635

                                                               $  2,190,189

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                            $     86,763
                                                               ------------

       Total Current Liabilities                                     86,763
                                                               ------------

STOCKHOLDERS' EQUITY

   Common stock
     400,000,000 shares authorized, at $.001 par value;
     137,448,322 issued and outstanding                             137,448

   Capital in excess of par value                                 6,283,112

   Deficit accumulated during the development stage              (4,317,134)
                                                               ------------

       Total Stockholders' Equity                                 2,103,426
                                                               ------------

                                                               $ 2, 190,189
                                                               ============

              The accompanying notes are an integral part of these
                             financial statements.

                           AMBRA RESOURCES GROUP, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 For the Years Ended June 30, 2000 and 1999 and
      the Period From January 27, 1984 (date of inception) to June 30, 2000
--------------------------------------------------------------------------------

                                                               January 27, 1984
                                   June             June     (Date of Inception)
                                   2000             1999       to June 30, 2000
                               ------------     ------------  ------------------

REVENUES                       $     16,449     $      7,285       $   255,127
                               ------------     ------------       -----------

EXPENSES

  Exploration, development,       1,036,944        1,611,702         4,555,239
        and promotion
  Depreciation                        8,744            3,100            17,022

                                  1,045,688        1,614,802         4,572,261
                               ------------     ------------       -----------

NET LOSS                       $ (1,029,239)    $ (1,607,517)      $(4,317,134)
                               ============     ============       ===========


LOSS PER COMMON SHARE

       Basic                   $       (.01)    $       (.03)
                               ------------     ------------



AVERAGE OUTSTANDING
     SHARES

        Basic                    98,962,064       46,557,712
                               ------------     ------------







              The accompanying notes are an integral part of these
                             financial statements.



                                    AMBRA RESOURCES GROUP, INC.
                                    (Development Stage Company)
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 Period from January 27, 1984 (Date of Inception) to June 30, 2000
----------------------------------------------------------------------------------------------------
                                                                        Capital in
                                                   Common Stock          Excess of      Accumulated
                                               Shares        Amount      Par Value        Deficit
                                             ----------    ---------    ----------      -----------

Balance January 27, 1984
      (Date of Inception)                           -      $      -      $     -        $       -

Issuance of common stock for
   oil and gas leases                           122,086          122       19,438               -

Net income from operations
   for the period ended June 30, 1984               -             -            -              3,048

Net loss from operations
   for the year ended June 30, 1985                 -             -            -            (44,556)

Issuance of common stock
   for cash 501                                       1           38           -

Net income from operations
   for the year ended June 30, 1986                 -             -            -             18,018

Issuance of common stock
   for cash 7,774                                     7       19,298           -

Net loss from operations
   for the year ended June 30, 1987                 -             -            -             (9,248)

Issuance of common stock
   for cash 6,000                                     6           -            -

Net income from operations
   for the year ended June 30, 1988                 -             -            -             15,828

Net loss from operations
   for the year ended June 30, 1989                 -             -            -            (22,000)

Capital contribution - expenses                     -             -           752                -

Issuance of common stock
   for services - related party                 900,000          900        8,100                -


              The accompanying notes are an integral part of these
                             financial statements.



                                    AMBRA RESOURCES GROUP, INC.
                                    (Development Stage Company)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 Period from January 27, 1984 (Date of Inception) to June 30, 2000
-------------------------------------------------------------------------------------------------------
                                                                                             Capital in
                                                     Common Stock            Excess of      Accumulated
                                                Shares        Amount         Par Value        Deficit
                                              ---------     ----------     -------------    -----------

Net loss from operations
   for the year ended June 30, 1993                  -              -               -          (9,752)

Issuance of common stock
   for land                                     200,000            200             (200)          -

Issuance of common stock
   for services - related party                 300,000            300            2,700           -

Issuance of common stock
   for mining claims - related party             50,000             50              450           -

Issuance of common stock
   for stock dividends                               16             -               -             -

Issuance of common stock
   for cash 22,500                                   23         44,977              -

Net loss from operations
   for the year ended June 30, 1994                  -              -               -         (82,277)

Issuance of common stock
   for option on property                        50,000             50              450

Issuance of common stock
   for mining claims - related party            150,000            150            1,350

Issuance of common stock
   for expenses                                  22,000             22              198

Issuance of common stock for cash               255,000            255          179,745

Net loss from operations
   for the year ended June 30, 1995                  -              -               -        (115,762)



              The accompanying notes are an integral part of these
                             financial statements.



                                    AMBRA RESOURCES GROUP, INC.
                                    (Development Stage Company)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 Period from January 27, 1984 (Date of Inception) to June 30, 2000
------------------------------------------------------------------------------------------------------

                                                                          Capital in
                                                    Common Stock           Excess of       Accumulated
                                               Shares          Amount      Par Value         Deficit
                                             ----------      ---------     ---------       -----------
Issuance of common stock for
   expenses - September 22, 1995 -
   related party                                137,979            138        68,850             -

Issuance of common stock for
   cash - November 2, 1995                       10,000             10         4,990             -

Issuance of common stock for
   equipment and expenses -
   November 2, 1995 - (Note 8)                1,173,897          1,174        (1,174)            -

Issuance of common stock for
   cash - December 15, 1995                      10,000             10         4,990             -

Issuance of common stock for
   cash - February 20, 1996                      40,000             40        19,960             -

Issuance of common stock for
   expenses - April 30, 1996                     20,000             20         3,980             -

Issuance of common stock for
   cash and expenses - May 8, 1996              153,000            153        30,447             -

Issuance of common stock for
   expenses - May 20, 1996                       62,500             62        12,438             -

Issuance of common stock for
   cash - May 20, 1996                           25,000             25        12,475             -

Issuance of common stock for
   oil leases - June 18, 1996 -
   related party                                200,000            200         1,800             -

Issuance of common stock for
   expenses - June 18, 1996 -
   related party                                300,000            300        59,700             -

                          The accompanying notes are an
                  integral part of these financial statements.



                                     AMBRA RESOURCES GROUP, INC.
                                     (Development Stage Company)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                   Period from January 27, 1984 (Date of Inception) to June 30, 2000
--------------------------------------------------------------------------------------------------------

                                                                                Capital in
                                                          Common Stock          Excess of   Accumulated
                                                     Shares         Amount      Par Value     Deficit
                                                   ----------     ---------     ---------  -------------
Net loss from operations for
   the year ended June 30, 1996                           -             -             -     (269,717)

Issuance of additional shares resulting
   from reverse stock split - October 1996          4,540,007         4,540        (4,540)        -

Issuance of common stock for accts pay and,
   commissions at $.05 -  Sept & Oct 1996           1,028,600         1,029        48,730         -

Issuance of common stock for mining
   claims at $.05 - Nov 1996                          100,000           100         4,900         -

Issuance of common stock for services and
    expenses at $.05- related parties-Nov 96        2,425,200         2,425       123,065         -

Issuance of common stock for services -
    at $.05 - Jan 1997                                425,000           425        20,825         -

Issuance of common stock for services and
    expenses at $.05 - related parties-Apr 97       1,774,506         1,775        86,952         -

Issuance of common stock for oil leases
   at  $.05  -  May 1997                              600,000           600        29,400         -

Issuance of common stock for services and
   expenses at $.05 - related parties-May 97        2,550,000         2,550       124,950         -

Issuance of common stock for cash at $.10 -
   May & June 1997- private placement               1,359,000         1,359       134,541         -

Issuance of common stock for oil leases
    at $.05 - June 1997                             1,240,000         1,240        60,760         -

Issuance of common stock for cash at $.10 -
   June 1997 - private placement                    1,008,000         1,008        99,800         -

Issuance of common stock for services
   at $.05 - June 1997                                640,000           640        30,860         -

Issuance of common stock for mining
    claims at $.05  - June 1997                       100,000           100         4,900         -


   The accompanying notes are an integral part of these financial statements.


                                       AMBRA RESOURCES GROUP, INC.
                                       (Development Stage Company)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                    Period from January 27, 1984 (Date of Inception) to June 30, 2000
----------------------------------------------------------------------------------------------------------
                                                                                Capital in
                                                         Common Stock           Excess of      Accumulated
                                                     Shares        Amount       Par Value        Deficit
                                                   ----------     ---------     ---------      -----------

Net loss from operations for the
   year ended June 31, 1997                               -             -             -           (515,238)

Issuance of common stock for oil
   leases at $.10 - July 1997                         930,000           930        92,070              -

Issuance of common stock for payment
   of debt at $.10 - July 1997 -  related party     1,134,480         1,134       112,314              -

Issuance of common stock for two
   residential lots at $.10 - Sept 1997               700,000           700        69,300              -

Issuance of common stock and payment
   of stock issuance expense - Sept 1997              250,000           250        (9,250)             -

Issuance of common stock for cash at $.10 -         1,221,000         1,221       120,879              -
   July and Sept 1997 - private placement

Issuance of common stock for services and
   payment of debt at $ .10 - related parties       1,199,710         1,200       118,771              -
           Dec 1997
Issuance of common stock for costs
   of stock issuance - Dec 1997                       250,000           250          (250)             -

Issuance of common stock for installment
   payment on mining claims at $.10 -                 100,000           100         9,900              -
            Dec 1997

Issuance of common stock for expenses                 549,000           549        54,351              -
     at  $.10  related parties - Dec 1997

Issuance of common stock for expenses               2,274,000         2,274       111,426              -
   at $.05 - related parties - May 1998

Issuance of common stock for expenses
   at $.06 - related parties - June 1998            1,500,000         1,500       140,500              -


                     The accompanying notes are an integral
                      part of these financial statements.


                                         AMBRA RESOURCES GROUP, INC.
                                        (Development Stage Company)
                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                   Period from January 27, 1984 (Date of Inception) to June 30, 2000
----------------------------------------------------------------------------------------------------------
                                                                                Capital in
                                                          Common Stock          Excess of      Accumulated
                                                     Shares         Amount      Par Value        Deficit
                                                   ----------     ---------     ----------     -----------

Issuance of common stock for installment
    payment on mining claims - June 1998              100,000           100         9,900              -

Net loss from operations  for the year
    ended  June 30, 1998                                  -              -             -           (648,722)
                                                   ----------     ---------     ----------     ------------
Balance June 30, 1998                              32,216,756     $  32,217    $ 2,090,806     $ (1,680,378)

Issuance of common stock for stock
    issue expense - at $.04 - July 1998               320,000           320           (320)            -

Issuance of common stock for cash
   at  $.08 - Jul 1998                                450,000           450         35,550             -

Issuance of common stock for expenses
    at $.04 - Jul 1998                                295,000           295         11,505             -

Issuance of common stock for services
    at $.04 - Jul 1998                                457,500           458         17,842             -

Issuance of common stock for cash
   at $.05 - Jul 1998                                 268,456           268         13,155             -

Issuance of common stock for services
   and expenses at $.025 - Jan 1999                 5,520,000         5,520        132,480             -

Issuance of common stock for services
   at $.04 - Jan 1999                                 500,000           500         19,500             -

Issuance of common stock for services
   at $.04 - Feb 1999                                 700,000           700         27,300             -

Issuance of common stock for stock
   issue expenses at $.04 - Feb 1999                1,500,000         1,500         (1,500)            -

Issuance of common stock for purchase
   of mineral property at $.04 - Feb 1999           1,000,000         1,000         39,000             -

Issuance of common stock for purchase
   of mineral property at $.04 - Feb 1999           1,200,000         1,200         46,800             -


   The accompanying notes are an integral part of these financial statements.



                                          AMBRA RESOURCES GROUP, INC.
                                          (Development Stage Company)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                    Period from January 27, 1984 (Date of Inception) to June 30, 2000
----------------------------------------------------------------------------------------------------------
                                                                                Capital in
                                                          Common Stock          Excess of      Accumulated
                                                     Shares         Amount      Par Value        Deficit
                                                   ----------     ---------     ---------      -----------
Issuance of common stock for stock
   issue expenses at $.04 - Feb 1999                  450,000           450          (450)              -

Issuance of common stock for services
   at $.04 - March 22, 1999                         2,000,000         2,000        78,000               -

Issuance of common stock for
  equitable securities at $.04-May ,99              1,250,000         1,250        48,750               -

Issuance of common stock for stock
   issue expense at $.04 - May 5, 1999              1,700,000         1,700        (1,700)              -

Issuance of common stock for cash
   at $.04 - May 26, 1999                           2,000,000         2,000        78,000               -

Issuance of common stock for services
    at $.04 - May 26, 1999                          5,200,000         5,200       202,800               -

Issuance of common stock for services
    at $.04 - May 27, 1999                          5,000,000         5,000       195,000               -

Issuance of common stock for cash
    at $.04 - May 27, 1999                          1,000,000         1,000        49,000               -

Issuance of common  stock for cash
    at $.04 - June 1, 1999                            190,000           190         9,310               -

Issuance of common stock for services
    at $.04 - June 1, 1999                          7,875,000         7,875       307,125               -

Net loss from operations for the year
   ended June 30, 1999                                    -              -             -        (1,607,517)
                                                   ----------      --------     ---------       -----------
Balance June 30, 1999                              71,092,712        71,093     3,397,953       (3,287,895)

                     The accompanying notes are an integral
                      part of these financial statements.



                                        AMBRA RESOURCES GROUP, INC.
                                       ( Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                     Period from January 27, 1984 (Date of Inception) to June 30, 2000
----------------------------------------------------------------------------------------------------------

                                                                                Capital in
                                                          Common Stock          Excess of      Accumulated
                                                     Shares        Amount       Par Value        Deficit
                                                   ----------     ---------     ---------      -----------
Issuance of common stock for payment
   of debt at $.055 - Sept 10, 1999                 4,965,360         4,965       266,303              -

Issuance of common stock for services
   at $.05 - Sept 10, 1999                            460,000           460        22,540              -

Issuance of common stock for cash
    at $.02 - Dec 14, 1999                          1,500,000         1,500        28,500              -

Issuance of common stock for payment
   of debt at $.02 - Jan 18, 2000                   1,615,000         1,615        30,685              -

Issuance of common stock for cash
   at $.074 - Jan 27, 2000                         16,000,000        16,000     1,165,421              -

Issuance of common stock for services
    at $.05 - Jan  27,  2000                        3,010,000         3,010       147,490              -

Issuance of common stock for purchase
    of gas line at $.02 - Mar 9, 2000               2,000,000         2,000        38,000              -

Issuance of common stock for purchase
    of web sites at $.04 - Mar 14,  2000            4,000,000         4,000        76,000              -

Issuance of common  stock for purchase
    of gas lines at $.10 - Apr 4, 2000              2,500,000         2,500       247,500              -

Issuance of common stock for cash
    at $.10 - Apr 4,  2000                          2,000,000         2,000       198,000              -

Issuance of common stock for stock
   issue expense - Apr 4, 2000                      5,000,000         5,000        (5,000)             -

Issuance of common stock for cash
   at $.10 - Apr 6, 2000                            3,000,000         3,000       297,000              -

Issuance of common stock for equitable
   securities at $.045 - Apr 6, 2000                1,000,000         1,000        44,000              -




                                     AMBRA RESOURCES GROUP, INC.
                                     (Development Stage Company)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                     Period from January 27, 1984 (Date of Inception) to June 30, 2000
----------------------------------------------------------------------------------------------------------
                                                                                Capital in
                                                         Common Stock           Excess of      Accumulated
                                                     Shares         Amount      Par Value        Deficit
                                                   ----------     ---------     ----------     -----------
Issuance of common stock for stock
   issue expense  - Apr 6, 2000                     5,000,000         5,000         (5,000)             -

Issuance of common stock for expenses
   at $.05 - Apr 6, 2000                            2,610,000         2,610        127,890              -

Issuance of common stock for payment
   of debt at $.10 - May 10, 2000                   1,395,250         1,395        138,130              -

Issuance of common stock for expenses
   at $.06 - Jun 22, 2000                           1,300,000         1,300         76,700              -

Issuance of common stock for stock
    issue expense - Jun 22, 2000                    9,000,000         9,000         (9,000)             -

Net loss from operations for the year
   ended June 30, 2000                                    -             -               -       (1,029,239)

Balance June 30, 2000                             137,448,322     $ 137,448    $ 6,283,112     $(4,317,134)
                                                  ===========     =========    ===========     ===========











                          The accompanying notes are an
                  integral part of these financial statements.





                                           AMBRA RESOURCES GROUP, INC.
                                         ( Development Stage Company)
                                           STATEMENTS OF CASH FLOWS
                             For the Years Ended June 30, 2000 and 1999 and the
                        Period January 27, 1984 (Date of Inception) to June 30, 2000
-------------------------------------------------------------------------------------------------------------------
                                                                                                 January 27, 1984
                                                              June                June          (Date of Inception)
                                                              2000                1999           to June 30, 2000
                                                          ------------         -----------       ----------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net loss  $ (1,029,239)                               $ (1,607,517)        $ (4,317,134)

     Adjustments to reconcile net loss
       to net cash provided by operating
       activities

          Depreciation                                           8,744               3,311               41,494
          Common capital stock issued
              for services & expenses                        1,240,093           1,084,100            3,567,764
           Loss on mineral leases and real estate                  -                78,018               89,018

          (Increase) decrease in accounts receivable           (15,116)                -                (35,187)
          (Increase) decrease in security deposits               3,333                 -                  3,333
           Increase (decrease) in liabilities                 (352,261)            291,540              (40,958)
                                                            ----------           ---------           ----------
             Net Cash Used By Operations                      (144,446)           (150,548)            (691,670)
                                                            ----------           ---------           ----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
    Purchase of equitable securities                          (185,000)                 -              (185,000)
   Purchase of property & equipment                            (42,254)             (9,419)            (166,063)
   Purchase of  oil & gas leases and mining claims            (103,979)                 -              (201,927)
    Purchase of gas lines                                     (290,000)                 -              (290,000)
   Proceeds from sale of real estate                               -                51,492              51,492
                                                            ----------           ---------           ----------
                                                              (621,233)             42,073             (791,498)
                                                            ----------           ---------           ----------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Net proceeds from sale of capital stock                   1,711,421             188,923            2,569,392
                                                            ----------           ---------           ----------
   Net increase (decrease) in cash                             945,742              80,448            1,086,224

   Cash at beginning of year                                   140,482              60,034                -
                                                            ----------           ---------           ----------

   Cash at end of year                                   $   1,086,224        $    140,482          $ 1,086,224
                                                         =============        ============          ===========


              The accompanying notes are an integral part of these
                             financial statements.

                                   AMBRA RESOURCES GROUP, INC.
                                  ( Development Stage Company)
                              STATEMENTS OF CASH FLOWS (Continued)
              For the Period January 27, 1984 (Date of Inception) to June 30, 2000
---------------------------------------------------------------------------------------------------

SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Issuance of 122,086 shares in exchange for royalty
   interests in oil and gas leases - 1984                                               $    19,560
                                                                                         ----------
Issuance of 900,000 shares for services - 1993                                                9,000
                                                                                         ----------
Issuance of 200,000 shares for land - 1993 - (Note 1)                                           -
                                                                                         ----------
Issuance of 50,000 shares for mining claims - 1994                                              500
                                                                                         ----------
Issuance of 300,000 shares for services - 1994                                                3,000
                                                                                         ----------
Issuance of 50,000 shares for option on property - 1994                                         500
                                                                                         ----------
Issuance of 150,000 shares for mining claims - 1995                                           1,500
                                                                                         ----------
Issuance of 22,000 shares for expenses - 1995                                                   220
                                                                                         ----------
Issuance of 137,979 shares for expenses - 1995                                               68,988
                                                                                         ----------
Issuance of 1,173,897 shares for equipment and expenses - 1995 - Note 1                         -
                                                                                         ----------
Issuance of 20,000 shares for expenses - 1996                                                 4,000
                                                                                         ----------
Issuance of 118,115 shares for expenses - 1996                                               23,623
                                                                                         ----------
Issuance of 62,500 shares for expenses - 1996                                                12,500
                                                                                         ----------
Issuance of 200,000 shares for oil leases - 1996                                              2,000
                                                                                         ----------
Issuance of 300,000 shares for expenses - 1996                                               60,000
                                                                                         ----------
Issuance of 1,028,600 shares for accounts payable and commissions - 1996                     49,759
                                                                                         ----------
Issuance of 100,000 shares for mining claims - 1996                                           5,000
                                                                                         ----------
Issuance of 2,425,200 shares for services and expenses - 1996                               125,490
                                                                                         ----------
Issuance of 425,000 shares for services -1997                                                21,250
                                                                                         ----------
Issuance of 1,774,506 shares  for services and expenses - 1997                               88,727
                                                                                         ----------
Issuance of 600,000 shares for oil leases - 1997                                             30,000
                                                                                         ----------
Issuance of 2,550,000 shares for services and expenses - 1997                               127,500
                                                                                         ----------
Issuance of 1,240,000 shares for oil leases - 1997                                           62,000
                                                                                         ----------
Issuance of 640,000 shares for services - 1997                                               31,500
                                                                                         ----------
Issuance of 100,000 shares for mining claims - 1997                                           5,000
                                                                                         ----------
Issuance of 930,000 shares for oil leases - 1997                                             93,000
                                                                                         ----------
Issuance of 1,134,480 shares for payment of debt - 1997                                     113,448
                                                                                         ----------
Issuance of 700,000 shares for two residential lots - 1997                                   70,000
                                                                                         ----------
Issuance of 1,199,710 shares for services and payment of debt - 1997                        119,971
                                                                                         ----------
Issuance of 100,000 shares for installment payment on mining claims - 1997                   10,000
                                                                                         ----------
Issuance of 549,000 shares for expenses - 1998                                               54,900
                                                                                         ----------
Issuance of 2,274,000 shares for expenses - 1998                                            113,700
                                                                                         ----------
Issuance of 1,500,000 shares for expenses - 1998                                            142,000
                                                                                         ----------
Issuance of 100,000 shares for installment payment on mining claims  - 1998                  10,000
                                                                                         ----------
Issuance of 29,247,500 shares for services and expenses - 1998 and 1999                   1,042,100
                                                                                         ----------
Issuance of 1,250,000 shares for 50% of outstanding stock of Oil Ventures Inc. - 1999        50,000
                                                                                         ----------
Issuance of 2,200,000 shares for purchase of mineral claims - 1999                           88,000
                                                                                         ----------

                                      -27-



                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                            STATEMENTS OF CASH FLOWS
 (Continued) For the Period January 27, 1984 (Date of Inception) to June 30, 2000
---------------------------------------------------------------------------------------------------

SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Issuance of 4,965,360 shares in payment of debt - 1999                                  $   271,268
                                                                                         ----------
Issuance of 460,000 shares for services - 1999                                               23,000
                                                                                         ----------
Issuance of 1,615,000 shares for payment of debt - 2000                                      32,300
                                                                                         ----------
Issuance of 3,010,000 shares for services - 2000                                            150,500
                                                                                         ----------
Issuance of 2,000,000 shares for purchase of gas lines - 2000                                40,000
                                                                                         ----------
Issuance of 4,000,000 shares for purchase of web sites - 2000                                80,000
                                                                                         ----------
Issuance of 2,500,000 shares for purchase of gas lines - 2000                               250,000
                                                                                         ----------
Issuance of 1,000,000 shares for purchase of equitable securities - 2000                     45,000
                                                                                         ----------
Issuance of 2,610,000 shares for  expenses - 2000                                           130,500
                                                                                         ----------
Issuance of 1,395,250 shares for payment of debt - 2000                                     139,525
                                                                                         ----------
Issuance of 1,300,000 shares for expenses - 2000                                             78,000
                                                                                         ----------
Issuance of 19,000,000 shares for stock issue expenses - 2000                                    -
                                                                                         ----------


                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Utah on January 27, 1984 with authorized capital stock of 50,000,000 shares at a par value of $0.001 and on May 17, 1999 the authorized was increased to 100,000,000 shares and on March 3, 2000 the authorized was increased to 400,000,000 shares with the same par value.

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

Property and Equipment
----------------------

The Company's property and equipment consists of the following:

             Office equipment                                            28,686
             Residential rentals                                        132,877
             Less  accumulated depreciation                             (17,233)
                                                                       ---------
                                                                        144,330
                                                                       ---------
Office equipment is depreciated on the straight line method over five years and the residential rentals are depreciated on the straight line method over forty years.

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

Capitalization of  Oil  Leases  Costs
-------------------------------------

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

Income Taxes
------------

At June 30, 2000, the Company had a net operating loss carry forward of $4,317,134. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful. The Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2000 through 2021.

Foreign Currency Translation
----------------------------

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. US dollars are considered to be the functional currency.

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

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash and account receivables. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality. Accounts receivable are unsecured however management considers them to be currently collectable.

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Other Recent Accounting Pronouncements
--------------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

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


CESSFORD - ALBERTA, CANADA
--------------------------

On July 17, 1997 the Company purchased a 20% interest in a proven oil lease in the Cessford Area,  Alberta,  Canada by payment of $
36,627 and 1,230,000 shares of the Company. The Company has participated in the initial test well costs which were expensed.
On June 3, 1998 the  parties  mutually  agreed to reduce  the 20%
interest to 5% resulting in a credit of $96,995cn, to the Company which was used in the drilling  programs . Six of the seven wells drilled  proved  worthy  of  building  a  pipeline  to a  central gathering  system.  During  March 2000 the Company  completed  an agreement with Bigstone Energy to provide the funds necessary for the  construction  of the pipe line in  exchange  for a one third interest.  The Company has issued  4,500,000 shares of its common capital  stock as  payment  for its  share  which is shown in the
balance  sheet  under  gas  lines.   During  September  2000  the
completed gas line was sold for cash of $211,000cn and $500,000cn towards  one half  interest  in a gas  plant  to be  constructed.
                                                                      351,606
                                                                    ---------
                                                                    $ 419,519
                                                                    =========
5.  EQUITABLE SECURITIES

The Company purchased 75% of the outstanding stock of Venture Oil and Gas Inc. by the issuance of 2,250,000 common shares of the Company, cash of $75,000, and a note payable of $65,000 due in late 2000. Venture Oil and Gas Inc. has interests in various proven and unproven oil properties, some of which have the well equipment installed. Some of the wells are near the production stage, however, additional costs will be required to bring them into production.

On the date of this report financial statements of Venture Oil and Gas were not available for inclusion in this report and therefore consolidated financial statements have not been prepared.

                           AMBRA RESOURCES GROUP, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

6.  DEVELOPMENT AND SALE OF WEB SITES

During the last fiscal year the Company entered a partnership arrangement to develop and sell web sites. On the date of this report the activity was in the development stage and all costs have been expensed.

7.  ISSUANCE  OF COMMON  CAPITAL  STOCK

During the last fiscal year the Company issued 66,355,610 common shares of its capital stock at $.02 to $.10 per share under the Regulation S exemption for cash, other assets, and expenses and are shown in the statement of changes in stockholders' equity..

8.  RELATED PARTY TRANSACTIONS

Officers and directors have received 2,595,250 common shares of the Company for payment of debt and expenses.

9.   RETURN OF CAPITAL  STOCK  ISSUED

Pursuant to a resolution of the board of director's dated November 2, 1995, the board authorized the issuance of 1,183,952 shares of common stock to Gary Worley (former officer and director) and/or his assigns as full consideration for services, the use of an office, furniture, and other expenses. Subsequent to the issuance of the stock and because of a dispute over the transaction Mr. Worley has agreed to return the stock which has not been done. The Company will continue to show the stock as outstanding until it is returned for cancellation.