Form 10-Q
period 2000-09-30
AMBRA RESOURCES GROUP INC
filed 2000-11-06
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

Commission File number      O-11695
                      ---------------------

                           AMBRA RESOURCES GROUP, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

       UTAH                                                     87-0403828
-------------------------------                        -------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

610-800 West Pender Street, Vancouver., Canada,                  V6C 2V6
-------------------------------------------------      -------------------------
(Address of principal executive offices)                        (Zip Code)

                                1- 604- 669-2723
    ------------------------------------------------------------------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                           Outstanding as of  September  30, 2000
-----------------------------             --------------------------------------
   Common  Stock, $0.001                                137,448,322




                                             INDEX


                                                                                                           Page
                                                                                                          Number
PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                              September 30, 2000 and June 30, 2000

                            Statements of Operations
                              Three  months ended September 30, 2000  and 1999...............................5
                                         and the period  January 27, 1984 to September 30, 2000

                            Statements of Cash Flows
                               Three months ended September 30, 2000 and 1999................................6
                                          and the period  January 27, 1984 to September 30, 2000

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

PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Ambra Resources Group, Inc. (a development stage company) at September 30, 2000 and June 30, 2000, and the statements of operations and cash flows for the three months ended September 30, 2000 and 1999 and the period January 27, 1984 to September 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 31, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.




                                AMBRA RESOURCES GROUP, INC.
                               ( Development Stage Company)
                                      BALANCE SHEETS
                           September 30, 2000 and June 30, 2000
----------------------------------------------------------------------------------------


                                     ASSETS
                                                              Sept  2000    June  2000
                                                              ----------     ----------
CURRENT ASSETS

   Cash                                                      $   757,545    $ 1,086,224
    Accounts receivable                                          340,140           --
                                                             -----------    -----------
       Total Current Assets                                    1,097,685      1,086,224
                                                             -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - Note 2                                       146,768        144,330
                                                             -----------    -----------

OTHER ASSETS
    Advance deposits                                             135,502           --
    Account receivable - related party                             5,704         15,116
    Mining claims - Note 3                                          --             --
   Oil leases -  Note 4                                          570,533        419,519
     Equitable securities - Note 5                               235,000        235,000
       Gas lines - Note 4                                           --          290,000
                                                             -----------    -----------
       Total Other Assets                                        946,739        959,635
                                                             -----------    -----------
                                                             $ 2,191,192    $ 2,190,189
                                                             ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                          $    26,174    $    86,763
                                                             -----------    -----------
       Total Current Liabilities                                  26,174         86,763
                                                             -----------    -----------

STOCKHOLDERS' EQUITY

   Common stock
     400,000,000 shares authorized, at $.001 par value;
     137,448,322 shares issued and outstanding                   137,448        137,448

   Capital in excess of par value                              6,283,112      6,283,112

   Deficit accumulated during the development stage           (4,255,542)    (4,317,134)
                                                             -----------    -----------
       Total Stockholders' Equity                              2,165,018      2,103,426
                                                             -----------    -----------
                                                             $ 2,191,192    $ 2,190,189
                                                             ===========    ===========

                   The accompanying notes are an integral part of these
                                  financial statements.

                                       -4-

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2000 and 1999
    and the Period January 27, 1984 (date of inception) to September 30, 2000
--------------------------------------------------------------------------------
                                                            January 27, 1984
                                Sept 30,        Sept 30,   (Date of Inception)
                                  2000            1999      to Sept 30, 2000
                                  ----            ----     ------------------

REVENUES
   Rents and interest         $     12,826   $      1,367    $    267,953
   Sale of gas line - net          193,860        193,860
                              ------------   ------------    ------------
                                   206,686          1,367         461,813
                              ------------   ------------    ------------

EXPENSES

  Exploration, development,        142,908        129,338       4,698,147
           and promotion
  Depreciation                       2,186            850          19,208


                                   145,094        130,188       4,717,355
                              ------------   ------------    ------------

NET PROFIT (LOSS)             $     61,592   $   (128,821)   $ (4,255,542)
                              ============   ============    ============


LOSS PER COMMON SHARE

       Basic                  $       --     $       --
                              ------------    ------------



AVERAGE OUTSTANDING
     SHARES

        Basic                  137,448,322     72,892,000
                              ------------    ------------





              The accompanying notes are an integral part of these
                             financial statements.



                                     AMBRA RESOURCES GROUP, INC.
                                    ( Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                              For the Three Months Ended September 30,
            2000 and 1999 and January 27, 1984 (Date of Inception) to September 30, 2000
----------------------------------------------------------------------------------------------------------

                                                                                          January 27, 1984
                                                          Sept                  Sept    (Date of Inception)
                                                          2000                  1999      to Sept 30, 2000
                                                          ----                  ----      ----------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

     Net profit (loss)                                 $    61,592          $  (128,821)   $(4,255,542)

    Adjustments to reconcile net loss
       to net cash provided by operating
       activities
          Depreciation                                       2,186                  850         43,680
           Common capital stock issued
              for services & expenses                         --                 23,000      3,567,764
           Loss on mineral leases and real estate             --                   --           89,018
          (Increase) decrease in accounts receivable      (330,728)                --         (365,915)
           (Increase) decrease in security deposits           --                   --            3,333
           Increase (decrease) in liabilities              (60,589)             (11,944)      (101,547)
                                                       -----------          -----------    -----------
               Net Cash Used By Operations                (327,539)            (116,915)    (1,019,209)
                                                       -----------          -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
    Advance deposits                                      (135,502)                --         (135,502)
    Purchase of equitable securities                          --                   --         (185,000)
   Purchase of property & equipment                           --                 (1,569)      (166,063)
   Purchase of  oil & gas leases and mining claims        (151,014)                --         (352,941)
    Sale of gas lines - cost                               290,000                 --             --
   Improvements and net sale of real estate                 (4,624)                --           46,868
                                                       -----------          -----------    -----------
                                                            (1,140)              (1,569)      (792,638)
                                                       -----------          -----------    -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Net proceeds from sale of capital stock                    --                   --        2,569,392
                                                       -----------          -----------    -----------
   Net increase (decrease) in cash                        (328,679)            (118,484)       757,545

   Cash at beginning of year                             1,086,224              140,482           --
                                                       -----------          -----------    -----------

   Cash at end of year                                 $   757,545          $    21,998    $   757,545
                                                       ===========          ===========    ===========

                        The accompanying notes are an integral part of these
                                       financial statements.

                                                 -6-

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

Property and Equipment
----------------------

The Company's property and equipment consists of the following:

Office equipment                                                      $  28,686
Residential rentals                                                     137,500
Less  accumulated depreciation                                          (19,418)
                                                                      ---------
                                                                        146,768
                                                                      ---------

Office equipment and computers are depreciated on the straight line method over five years and the residential rentals are depreciated on the straight line method over forty years.

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

Environmental Requirements
--------------------------

At the report date environmental requirements related to the mineral claims and the oil leases acquired are unknown and therefore an estimate of any future cost cannot be made.

Income Taxes
------------

At September 30, 2000, the Company had a net operating loss carry forward of $4,255,542. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is unable to establish a predictable projection of operating profits for future years.

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

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


4.  OIL LEASES

BEAUFORT  SEA  PROJECT                                                 COST
--------------------------------------------------------------------------------

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


CESSFORD - ALBERTA, CANADA
--------------------------------------------------------------------------------

On July 17, 1997 the Company purchased a 20% interest in a proven oil lease in the Cessford Area, Alberta, Canada by payment of $ 36,627 and 1,230,000 shares of the Company. The Company has participated in the initial test well costs which were expensed. On June 3, 1998 the parties mutually agreed to reduce the 20% interest to 5% resulting in a credit of $96,995cn, to the Company which was used in the drilling programs . Six of the seven wells drilled proved worthy of building a pipeline to a central gathering system. During March 2000 the Company completed an agreement with Bigstone Energy to construct a pipe line to service the wells. The Company issued 4,500,000 shares of its common capital stock as payment for its share which is shown in the balance sheet under gas lines. During September 2000 the completed gas line was sold for $711,000cn.

                                                                       502,620
                                                                     -----------
                                                                     $ 570,533
                                                                     ===========

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


5.  EQUITABLE SECURITIES

The Company purchased 75% of the outstanding stock of Venture Oil and Gas Inc. by the issuance of 2,250,000 common shares of the Company and cash of $140,000. Venture Oil and Gas Inc. has interests in various proven and unproven oil properties, some of which have the well equipment installed. Some of the wells are near the production stage, however, additional costs will be required to bring them into production.

On the date of this report financial statements of Venture Oil and Gas were not available for inclusion in this report and therefore consolidated financial statements have not been prepared.

6.  DEVELOPMENT AND SALE OF WEB SITES

During the prior fiscal year the Company entered a partnership arrangement to develop and sell web sites. On the date of this report the activity was in the development stage and all costs have been expensed.

--------------------------------------------------------------------------------
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------


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

Acquisition of Property - Cessford - Alberta, Canada

On July 17, 1997 the Company purchased a 20% interest in a proven oil lease in the Cessford Area, Alberta, Canada by payment of $ 36,627 and 1,230,000 shares of the Company. The Company has participated in the initial test well costs which were expensed. On June 3, 1998 the parties mutually agreed to reduce the 20% interest to 5% resulting in a credit of $96,995cn, to the Company which was used in the drilling programs . Six of the seven wells drilled proved worthy of building a pipeline to a central gathering system. During March 2000 the Company completed an agreement with Bigstone Energy to construct a pipe line to service the wells. The Company issued 4,500,000 shares of its common capital stock as payment for its share which is shown in the balance sheet under gas lines. During September 2000 the completed gas line was sold for $711,000cn.

Acquisition of  Equitable  Securities

The Company purchased 75% of the outstanding stock of Venture Oil and Gas Inc. by the issuance of 2,250,000 common shares of the Company and cash of $140,000. Venture Oil and Gas Inc. has interests in various proven and unproven oil properties, some of which have the well equipment installed. Some of the wells are near the production stage, however, additional costs will be required to bring them into production.

On the date of this report financial statements of Venture Oil and Gas were not available for inclusion in this report and therefore consolidated financial statements have not been prepared.

Acquisition of web sites

During the prior fiscal year the Company entered a partnership arrangement to develop and sell web sites. On the date of this report the activity was in the development stage and all costs have been expensed.

Liquidity and Capital Resources

The Registrant has plans to further develop its properties which will require a substantial part of its current working capital.

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

   None

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

   None

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


Dated:  November 3, 2000                         By /s/ John M. Hickey
                                                --------------------------------
                                                     John M. Hickey, President