Form 10-Q
period 2000-12-30
AMBRA RESOURCES GROUP INC
filed 2001-02-09
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2000
                               -----------------

( ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

Commission File number    O-11695
                      ---------------

                           AMBRA RESOURCES GROUP, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

         UTAH                                                    87-0403828
-------------------------------------------------        -----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

610-800 West Pender Street, Vancouver., Canada,                   V6C 2V6
-------------------------------------------------        -----------------------
(Address of principal executive offices)                         (Zip Code)

                                1- 604- 669-2723
    ------------------------------------------------------------------------
               Registrant's telephone number, including area code

                          AMBRA ROYALTY - same address
                     ---------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.




        Class                                Outstanding as of December 31, 2000
----------------------                        ----------------------------------
 Common  Stock, $0.001                                     145,508,322




                                                 INDEX


                                                                                                     Page
                                                                                                     Number
PART I.

          ITEM 1.     Financial Statements (unaudited).................................................3

                      Balance Sheets...................................................................4
                        December 31, 2000 and June 30, 2000

                      Statements of Operations
                        Three and six months ended December 31, 2000  and 1999.........................5 and the period from January 27, 1984 to December 31, 2000

                    Statements of Cash Flows
                         Six months ended December 31, 2000 and 1999...................................6
                                    and the period from January 27, 1984 to December 31, 2000

                      Notes to Financial Statements....................................................7

          ITEM 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.................................11

PART II.              Other Information...............................................................13

                      Signatures......................................................................14


                                       -2-

PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Ambra Resources Group, Inc. ( development stage company) at December 31, 2000 and June 30, 2000, and the statements of operations and cash flows for the three and six months ended December 31, 2000 and 1999 and the period from January 27, 1984 to December 31, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.



                                AMBRA RESOURCES GROUP, INC.
                               ( Development Stage Company)
                                      BALANCE SHEETS
                            December 31, 2000 and June 30, 2000
--------------------------------------------------------------------------------


                                     ASSETS
                                                                   Dec 2000      June 2000
                                                                   --------      ---------

CURRENT ASSETS

   Cash                                                          $   551,069    $ 1,086,224
                                                                 -----------    -----------
       Total Current Assets                                          551,069      1,086,224
                                                                 -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - (Note 2)                                         224,850        144,330
                                                                 -----------    -----------

OTHER ASSETS
    Advance deposits                                                  34,014           --
    Account receivable - related party                                 5,704         15,116
    Mining claims - (Note 3)                                            --             --
   Oil leases -  (Note 4)                                            570,533        419,519
     Equitable securities                                            235,000        235,000
       Gas lines - Note 4                                               --          290,000
                                                                 -----------    -----------
       Total Other Assets                                            845,251        959,635
                                                                 -----------    -----------
                                                                 $ 1,621,170    $ 2,190,189
                                                                 ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                              $    19,193    $    86,763
                                                                 -----------    -----------
       Total Current Liabilities                                      19,193         86,763
                                                                 -----------    -----------

STOCKHOLDERS' EQUITY

   Common stock
     400,000,000 shares authorized, at $.001 par value;
     145,508,322 shares issued and outstanding at December 31;
     137,448,322 at June 30                                          145,508        137,448

   Capital in excess of par value                                  6,603,051      6,283,112

   Deficit accumulated during the development stage               (5,146,582)    (4,317,134)
                                                                 -----------    -----------
       Total Stockholders' Equity                                  1,601,977      2,103,426
                                                                 -----------    -----------
                                                                 $ 1,621,170    $ 2,190,189
                                                                 ===========    ===========


              The accompanying notes are an integral part of these
                             financial statements.




                                          AMBRA RESOURCES GROUP, INC.
                                         ( Development Stage Company)
                                           STATEMENTS OF OPERATIONS
                            Forthe Three and Six Months Ended December 31, 2000 and
                                 1999 and the Period January 27, 1984 (date of
                                        inception) to December 31, 2000
--------------------------------------------------------------------------------------------------------------


                                    Three Months                                                Six Months
                                 Dec            Dec                Dec             Dec        Jan 27, 1984 to
                                2000            1999               2000            1999         Dec 31, 2000
                              ---------     ------------       -----------      ----------    ----------------
REVENUES

   Sale of natural gas      $      75,000    $        --      $      75,000    $        --      $      75,000
   Rents and interest               5,085            1,367           17,911            3,359          273,038
   Sale of gas line - net          14,460             --            208,320             --            208,320
                            -------------    -------------    -------------    -------------    -------------
                                   94,545            1,367          301,231            3,359          556,358
                            -------------    -------------    -------------    -------------    -------------


EXPENSES

  Production costs                 75,000             --             75,000             --             75,000
  Exploration                     554,519             --            580,528             --            625,058
  Administrative                  226,729          129,338          466,812          235,351        4,854,337
  Depreciation                      6,153              850            8,339             --             25,361
                            -------------    -------------    -------------    -------------    -------------
                                  862,401          130,188        1,130,679          235,351        5,579,756
                            -------------    -------------    -------------    -------------    -------------

NET LOSS                    $    (767,856)   $    (128,821)   $    (829,448)   $    (231,992)   $  (5,023,398)
                            =============    =============    =============    =============    =============

LOSS PER COMMON SHARE

       Basic                $        --      $        --      $        --      $        --
                            -------------    -------------    -------------    -------------



AVERAGE OUTSTANDING
     SHARES

          Basic               145,508,322       81,518,000      145,508,322       81,518,000
                            -------------    -------------    -------------    -------------









              The accompanying notes are an integral part of these
                             financial statements.




                                      AMBRA RESOURCES GROUP, INC.
                                     ( Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                      For the Six Months Ended December 31, 2000 and 1999 and the
                   Period January 27, 1984 (Date of Inception) to December 31, 2000
-----------------------------------------------------------------------------------------------------

                                                                                    January 27, 1984
                                                            Dec            Dec    (Date of Inception)
                                                           2000            1999     to Dec 31, 2000
                                                           ----            ----     ---------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net loss                                             $  (829,448)   $  (231,992)   $(5,023,398)
   Adjustments to reconcile net loss
       to net cash provided by operating
       activities

           Depletion and depreciation                         8,339          1,700         49,833
           Common capital stock issued
              for services & expenses                       328,000         83,000      3,895,764
           Loss of mineral leases and real estate              --             --           89,018
           (Increase) decrease in accounts receivable         9,412           --          (61,682)
           Increase (decrease) in accounts payable          (67,570)         4,188       (108,528)
                                                        -----------    -----------    -----------
               Net Cash Used By Operations                 (551,267)      (143,104)    (1,158,993)
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

   Changes security deposits                                (34,014)          --          (34,014)
   Purchases of equitable securities                       (185,000)
   Purchase of property & equipment                         (79,340)        (1,569)      (245,403)
   Purchase of  oil & gas leases and mining claims         (151,014)          --         (352,941)
   Sale of gas lines - cost                                 290,000           --             --
   Improvements and net sale of real estate                  (9,520)          --          (41,972)
                                                        -----------    -----------    -----------
                                                             16,112         (1,569)      (859,330)
                                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES

   Net proceeds from sale of capital stock                     --           30,000      2,569,392
                                                        -----------    -----------    -----------
   Net increase (decrease) in cash                         (535,155)      (114,673)       551,069

   Cash at beginning of year                              1,086,224        140,482           --
                                                        -----------    -----------    -----------

   Cash at end of year                                  $   551,069    $    25,809    $   551,069
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

Property and Equipment
----------------------

The Company's property and equipment consists of the following:

             Office equipment                        $ 108,026
             Residential rentals                       142,396
             Less  accumulated depreciation            (25,572)
                                                      ---------
                                                       224,850
                                                      ---------

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

Capitalization of  Oil  Leases  Costs
-------------------------------------

The Company uses the successful efforts cost method for recording its oil lease interests, which provides for capitalizing the purchase price of the project and the additional costs directly related to proving the properties and amortizing these amounts over the life of the proven reserve when operations begin or a shorter period if the property is shown to have an impairment in value or expensing the remaining balance if proven of no value. Expenditures for oil well equipment are capitalized and depreciated over their useful lives.

Environmental Requirements
--------------------------

At the report date environmental requirements related to the mineral claims and the oil leases acquired are unknown and therefore an estimate of any future cost cannot be made.

Income Taxes
------------

At December 31, 2000, the Company had a net operating loss carry forward of $5,023,398. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is unable to establish a predictable projection of operating profits for future years. The net operating loss carryovers will expire beginning in the years 2000 through 2021.

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

The other  partners  in the  project  are Exxon Oil  Corporation,
Anderson Oil, and Gulf Canada Resources.                                $ 67,913


CESSFORD - ALBERTA, CANADA

On July 17, 1997 the Company purchased a 20% interest in a proven oil lease in the Cessford Area,  Alberta,  Canada by payment of $
36,627 and  1,230,000  shares of the  Company.  The  Company  has participated  in the initial test well costs which were expensed.
On June 3, 1998 the  parties  mutually  agreed to reduce  the 20%
interest to 5% resulting in a credit of $96,995cn, to the Company which was used in the drilling  programs . Six of the seven wells drilled  proved  worthy  of  building  a  pipeline  to a  central gathering  system.  During  March 2000 the Company  completed  an agreement  with  Bigstone  Energy  to  construct  a pipe  line to service the wells.  The Company  issued  4,500,000  shares of its common  capital  stock as payment for its share which is shown in the balance  sheet  under gas lines.  During  September  2000 the completed  gas line was sold for  $711,000cn  and a 5.8%  working interest in all  projects.  Through  October 31, 2000 the Company had received its share of natural gas sales of $75,000  which was
used in production costs.                                                502,620
                                                                      ----------
                                                                       $ 570,533
                                                                      ==========
5.  EQUITABLE SECURITIES

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

7.  RELATED PARTY TRANSACTIONS

Officers and directors have received 18,343,460 common shares of the Company for services and expenses. . The Company rents office space from a related party.

8.  GOING CONCERN

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

Acquisition of Property - Cessford - Alberta, Canada

On July 17, 1997 the Company purchased a 20% interest in a proven oil lease in the Cessford Area, Alberta, Canada by payment of $ 36,627 and 1,230,000 shares of the Company. The Company has participated in the initial test well costs which were expensed. On June 3, 1998 the parties mutually agreed to reduce the 20% interest to 5% resulting in a credit of $96,995cn, to the Company which was used in the drilling programs . Six of the seven wells drilled proved worthy of building a pipeline to a central gathering system. During March 2000 the Company completed an agreement with Bigstone Energy to construct a pipe line to service the wells. The Company issued 4,500,000 shares of its common capital stock as payment for its share which is shown in the balance sheet under gas lines. During September 2000 the completed gas line was sold for $711,000cn and a 5.8% working interest in all projects. Through October 31, 2000 the Company had received its share of the natural gas sales of $75,000 which was used in production costs. .


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



                           PART II - OTHER INFORMATION


--------------------------------------------------------------------------------
                            ITEM 1. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

   None.

--------------------------------------------------------------------------------
                          ITEM 2. CHANGES IN SECURITIES
--------------------------------------------------------------------------------

During  October  through  December  2000  ,  the  Registrant   issued  8,060,000
regulation S common shares for services with a value of $328,000.

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


Dated: February 8, 2001                        By  /s/ John M. Hickey
                                                --------------------------------
                                                    John M. Hickey, President