Form 10-Q
period 2001-03-31
AMBRA RESOURCES GROUP INC
filed 2001-04-23
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



         For the quarterly period ended March 31, 2001
                                        --------------


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from               to
                                         -------------    -----------


         Commission File number     O-11695
                                  -----------



                           AMBRA RESOURCES GROUP, INC.
               ---------------------------------------------------
               (Exact name of registrant as specified in charter)



            UTAH                                                  87-0403828
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



610-800 West Pender Street, Vancouver., Canada,                    V6C 2V6
-----------------------------------------------             --------------------
(Address of principal executive offices)                         (Zip Code)




                                  1-604-669-2723
    ------------------------------------------------------------------------
               Registrant's telephone number, including area code



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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                             Outstanding as of April 14, 2001
   --------------------------                --------------------------------
     Common  Stock, $0.001                               149,138,322


                                                       INDEX


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                              March 31, 2001 and June 30, 2000

                            Statements of Operations
                              Three and nine months ended March 31, 2001  and 2000
                                         and the period from January 27, 1984 to March 31, 2001..............5

                            Statements of Cash Flows
                               Nine months ended March 31, 2001 and 2000.....................................6
                                          and the period from January 27, 1984 to March 31, 2001

                            Notes to Financial Statements....................................................8

          ITEM 2.           Management's Discussion and Analysis of
                              Financial Condition and Results of Operations.................................13

PART II.                    Other Information...............................................................15

                            Signatures......................................................................16


PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Ambra Resources Group, Inc. ( development stage company) at March 31, 2001 and June 30, 2000, and the statements of operations and cash flows for the three and nine months ended March 31, 2001 and 2000 and the period from January 27, 1984 to March 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.




                                       AMBRA RESOURCES GROUP, INC.
                                       ( Development Stage Company)
                                              BALANCE SHEETS
                                     March 31, 2001 and June 30, 2000
---------------------------------------------------------------------------------------------------------


                                                      ASSETS
                                                                               Mar 2001       June 2000
                                                                              -----------    -----------
CURRENT ASSETS
   Cash                                                                       $   864,525    $ 1,086,224
    Accounts receivable - income tax refund                                     1,337,603           --
                                                                              -----------    -----------
       Total Current Assets                                                     2,202,128      1,086,224
                                                                              -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - Note 2                                                        248,035        144,330
                                                                              -----------    -----------

OTHER ASSETS
    Mining claims - Note 3                                                           --             --
    Advance deposits                                                               34,014           --
    Accounts receivable - related party                                             8,000         15,116
   Oil leases -  Note 4                                                            67,913        419,519
    Equitable securities - Note 5                                                 255,000        235,000
       Gas lines - Note 4                                                            --          290,000
                                                                              -----------    -----------
       Total Other Assets                                                         364,927        959,635
                                                                              -----------    -----------
                                                                              $ 2,815,090    $ 2,190,189
                                                                              ===========    ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                17,822    $    86,763
   Accounts payable - related parties                                              15,222           --
                                                                              -----------    -----------
       Total Current Liabilities                                                   33,044         86,763
                                                                              -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock
     400,000,000 shares authorized, at $.001 par value;
     149,138,322 shares issued and outstanding at March 31;
     137,448,322 at June 30                                                       149,138        137,448

   Capital in excess of par value                                               6,780,922      6,283,112

   Deficit accumulated during the development stage                            (4,148,014)    (4,317,134)
                                                                              -----------    -----------
       Total Stockholders' Equity                                               2,782,046      2,103,426
                                                                              -----------    -----------
                                                                              $ 2,815,090    $ 2,190,189
                                                                              ===========    ===========

                    The accompanying notes are an integral part of these financial statements.


                                       AMBRA RESOURCES GROUP, INC.
                                       ( Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                   For the Three and Nine Months Ended March 31, 2001 and 2000 and the
                   Period From January 27, 1984 (date of inception) to March 31, 2001
-----------------------------------------------------------------------------------------------------------


                                      Three Months                   Nine Months
                                   Mar           Mar             Mar            Mar         Jan 27, 1984 to
                                  2001          2000             2001           2000          Mar 31, 2001
                              ------------   ------------    ------------   ------------      ------------
REVENUES

   Sale of oil leases - net   $  1,520,216   $       --      $  1,520,216           --        $  1,520,216
   Sale of gas line - net-            --             --           208,320           --             208,320
       Rents and interest            8,905          1,350          26,816          4,709           281,943
                              ------------   ------------    ------------   ------------      ------------
                                 1,529,121          1,350       1,755,352          4,709         2,010,479
                              ------------   ------------    ------------   ------------      ------------

EXPENSES

   Exploration                      23,047           --           603,575           --             648,105
   Administrative                  501,906        282,321         968,718        517,672         5,479,216
   Depreciation                      5,600           --            13,939           --              31,172
                              ------------   ------------    ------------   ------------      ------------
                                   530,553        282,321       1,586,232        517,672         6,158,493
                              ------------   ------------    ------------   ------------      ------------

NET PROFIT ( LOSS)            $    998,568   $   (280,971)   $    169,120   $   (512,963)     $ (4,148,014)
                              ============   ============    ============   ============      ============



LOSS PER COMMON SHARE

       Basic                 $        .01    $       --     $       --      $       --
                             ------------    ------------   ------------    ------------



AVERAGE OUTSTANDING
     SHARES

          Basic                147,458,322     98,643,072     147,458,322     98,643,072
                              ------------    ------------   ------------   ------------









                The accompanying notes are an integral part of these financial statements.



                                       AMBRA RESOURCES GROUP, INC.
                                       ( Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                        For the Nine Months Ended March 31, 2001 and 2000 and the
                      Period January 27, 1984 (Date of Inception) to March 31, 2001
------------------------------------------------------------------------------------------------------

                                                                                      January 27, 1984
                                                           Mar            Mar       (Date of Inception)
                                                          2001           2000          to Mar 31, 2001
                                                       -----------    -----------        -----------
   Net loss                                            $   169,120    $  (512,963)       $(4,148,014)
   Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
          Depletion, depreciation
            and amortization                                13,939          2,700             31,172
          Common capital stock issued
            for services & expenses                        509,500        233,500          4,360,668
          (Increase) decrease in accounts receivable    (1,330,487)          --           (1,345,603)
           Increase (decrease) in liabilities              (53,719)        48,543             33,044
                                                       -----------    -----------        -----------
             Net Cash Used By Operations                  (691,647)      (228,220)        (1,068,733)
                                                       -----------    -----------        -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
    Security deposits                                      (34,014)          --              (34,014)
    Purchase of equitable securities                       (20,000)       (20,000)          (255,000)
    Purchase of property & equipment                      (117,644)       (17,254)          (279,207)
    Purchase of web site - note 6                             --          (62,330)              --
    Change in  oil & gas leases and gas line               641,606           --              (67,913)
                                                       -----------    -----------        -----------
                                                           469,948        (99,584)          (636,134)
                                                       -----------    -----------        -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES

   Net proceeds from sale of capital stock                    --        1,391,421          2,569,392
                                                       -----------    -----------        -----------
   Net increase (decrease) in cash                        (221,699)     1,063,617            864,525

   Cash at beginning of year                             1,086,224        140,482               --
                                                       -----------    -----------        -----------


   Cash at end of year                                 $   864,525    $ 1,204,099        $   864,525
                                                       ===========    ===========        ===========



           The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
     For the Period January 27, 1984 (Date of Inception) to March 31, 2001
-------------------------------------------------------------------------------------


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Issuance of 122,086 shares in exchange for royalty
                        interests in oil and gas leases - 1984               $ 19,560
                                                                             --------
Issuance of 900,000 shares for services - 1993                                  9,000
                                                                             --------
Issuance of 200,000 shares for land - 1993 - (Note 1)                            --
                                                                             --------
Issuance of 50,000 shares for mining claims - 1994                                500
                                                                             --------
Issuance of 300,000 shares for services - 1994                                  3,000
                                                                             --------
Issuance of 50,000 shares for option on property - 1994                           500
                                                                             --------
Issuance of 150,000 shares for mining claims - 1995                             1,500
                                                                             --------
Issuance of 22,000 shares for expenses - 1995                                     220
                                                                             --------
Issuance of 137,979 shares for expenses - 1995                                 68,988
                                                                             --------
Issuance of 1,173,897 shares for equipment and expenses - 1995 - Note 1          --
                                                                             --------
Issuance of 20,000 shares for expenses - 1996                                   4,000
                                                                             --------
Issuance of 118,115 shares for expenses - 1996                                 23,623
                                                                             --------
Issuance of 62,500 shares for expenses - 1996                                  12,500
                                                                             --------
Issuance of 200,000 shares for oil leases - 1996                                2,000
                                                                             --------
Issuance of 300,000 shares for expenses - 1996                                 60,000
                                                                             --------
Issuance of 1,028,600 shares for accounts payable and commissions - 1996       49,759
                                                                             --------
Issuance of 100,000 shares for mining claims - 1996                             5,000
                                                                             --------
Issuance of 2,425,200 shares for services and expenses - 1996                 125,490
                                                                             --------
Issuance of 425,000 shares for services -1997                                  21,250
                                                                             --------
Issuance of 1,774,506 shares  for services and expenses - 1997                 88,727
                                                                             --------
Issuance of 600,000 shares for oil leases - 1997                               30,000
                                                                             --------
Issuance of 2,550,000 shares for services and expenses - 1997                 127,500
                                                                             --------
Issuance of 1,240,000 shares for oil leases - 1997                             62,000
                                                                             --------
Issuance of 640,000 shares for services - 1997                                 31,500
                                                                             --------
Issuance of 100,000 shares for mining claims - 1997                             5,000
                                                                             --------
Issuance of 930,000 shares for oil leases - 1997                               93,000
                                                                             --------
Issuance of 1,134,480 shares for payment of debt - 1997                       113,448
                                                                             --------
Issuance of 700,000 shares for two residential lots - 1997                     70,000
                                                                             --------
Issuance of 1,199,710 shares for services and payment of debt - 1997          119,971
                                                                             --------
Issuance of 100,000 shares for installment payment on mining claims - 1997     10,000
                                                                             --------
Issuance of 549,000 shares for expenses - 1998                                 54,900
                                                                             --------
Issuance of 2,274,000 shares for expenses - 1998                              113,700
                                                                             --------
Issuance of 1,500,000 shares for expenses - 1998                              142,000
                                                                             --------
Issuance of 100,000 shares for installment payment on mining claims            10,000
                                                                             --------
Issuance of 100,000 shares for installment payment on mining claims - 1998      8,000
                                                                             --------
Issuance of 295,000 shares for payment of expenses - 1998                      29,500
                                                                             --------
Issuance of 457,500 shares for services - 1998                                 36,600
                                                                             --------
Issuance of 6,000,000 shares for services and expenses - 1999                  60,000
                                                                             --------
Issuance of 8,060,000 shares for services and expenses - 2000                 328,000
                                                                             --------
Issuance of 3,630,000 shares for services and expenses - 2000                 181,500
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

Property and Equipment
----------------------

The Company's property and equipment consists of the following:

             Office equipment                                   $ 136,811
             Residential rentals                                  142,396
             Less  accumulated depreciation                       (31,172)
                                                                ---------
                                                                  248,035
                                                                ---------

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

Income Taxes
------------

At March 31, 2001, the Company had a net operating loss carry forward of $4,148,014. The tax benefit of $1,244,404 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is unable to establish a predictable projection of operating profits for future years. The net operating loss carryovers will expire beginning in the years 2000 through 2022.

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

4.  OIL LEASES

BEAUFORT  SEA  PROJECT                                                   COST
----------------------                                                 --------

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

The other  partners  in the  project  are Exxon Oil  Corporation,
Anderson  Oil,  and Gulf Canada  Resources.                            $  67,913


CESSFORD - ALBERTA, CANADA
--------------------------

On July 17, 1997 the Company purchased a 20% interest in a proven oil lease in the Cessford Area, Alberta, Canada by payment of $36,627 and 1,230,000 shares of the Company. The Company has participated in the initial test well costs which were expensed. On June 3, 1998 the parties mutually agreed to reduce the 20% interest to 5% resulting in a credit of $96,995cn, to the Company which was used in the drilling programs . Six of the seven wells drilled proved worthy of building a pipeline to a central gathering system. During March 2000 the Company completed an agreement with Bigstone Energy to construct a pipe line to service the wells. The Company issued 4,500,000 shares of its common capital stock as payment for its share which is shown in the balance sheet under gas lines. During September 2000 the completed gas line was sold for $711,000cn and a 5.8% working interest in all projects. During February 2001 the Company sold its interest in the Cessford project for $2,900,000cn.

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

Other related party transactions are shown in the balance sheet under accounts payable.

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



Acquisition of Property - Cessford - Alberta, Canada

On July 17, 1997 the Company purchased a 20% interest in a proven oil lease in the Cessford Area, Alberta, Canada by payment of $ 36,627 and 1,230,000 shares of the Company. The Company has participated in the initial test well costs which were expensed. On June 3, 1998 the parties mutually agreed to reduce the 20% interest to 5% resulting in a credit of $96,995cn, to the Company which was used in the drilling programs . Six of the seven wells drilled proved worthy of building a pipeline to a central gathering system. During March 2000 the Company completed an agreement with Bigstone Energy to construct a pipe line to service the wells. The Company issued 4,500,000 shares of its common capital stock as payment for its share which is shown in the balance sheet under gas lines. During September 2000 the completed gas line was sold for $711,000cn and a 5.8% working interest in all projects. During February 2001 the Company sold its interest in the Cessford project for $2,900,000cn. .

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


   None.




--------------------------------------------------------------------------------

                          ITEM 2. CHANGES IN SECURITIES

--------------------------------------------------------------------------------

During January through March 2001 , the Registrant issued 3,630,000 regulation S common shares for services and expenses with a value of $181,500.





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


   None.


--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

   None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             AMBRA RESOURCES GROUP, INC.
                                             (Registrant)


Dated:  April 20, 2001                   By  /s/ John M. Hickey
                                            --------------------------------
                                             John M. Hickey, President