Form 10KSB
period 2001-06-30
AMBRA RESOURCES GROUP INC
filed 2001-10-11
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended      June 30, 2001
                               ----------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                 to
                                    ---------------    ------------------

     Commission File number      0-11695
                            ----------------

                           AMBRA RESOURCES GROUP, INC,
            ---------------------------------------------------------
               (Exact name of registrant as specified in charter)

              Utah                                            87-0403828
---------------------------------------------        ---------------------------
State or other jurisdiction of incorporation         (I.R.S. Employer I.D. No.)
           or organization


610 - 800 West Pender Street, Vancouver, Canada                 V6C 2V6
-----------------------------------------------        -------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code       1-604-669-2723
                                               -----------------------


          Securities registered pursuant to section 12 (b) of the Act:

   Title of each class                 Name of each exchange on which registered
         None                                           None
   --------------------                          ------------------


          Securities registered pursuant to section 12 (g ) of the Act:

                                     Common
                                 ---------------
                                (Title of Class)

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

State issuer's revenues for its most recent fiscal year:  $     28,350
                                                           ----------------

The aggregate market value of the issuer's voting stock held as of October 1, 2001, by non-affiliates of the issuer based on the closing daily price as quoted on the OTCBB was $3,876,677.

As of October 1, 2001, the registrant had 160,238,322 shares of common stock issued and outstanding.

Transitional Small Business          Disclosure Format.       Yes [  ] No [X]

Documents incorporated by reference: None.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I
------
                                                                            Page
                                                                            ----
ITEM 1.     DESCRIPTION OF BUSINESS                                           3

ITEM 2.     DESCRIPTION OF PROPERTIES                                         8

ITEM 3.     LEGAL PROCEEDINGS                                                10

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                10


PART II
-------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         10


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        13

ITEM 7.     FINANCIAL STATEMENTS                                             14

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                         31


PART III
--------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT               32

ITEM 10.    EXECUTIVE COMPENSATION                                           33

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                   34

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   35


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                                 35

--------------------------------------------------------------------------------

                                     PART I

--------------------------------------------------------------------------------

                                     FORWARD

--------------------------------------------------------------------------------


     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

--------------------------------------------------------------------------------

                         ITEM 1. DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------


History and Organization

     Ambra Resources Group, Inc. (the "Registrant" or "Company") is a development stage company. It was incorporated under the laws of the State of Utah on January 27, 1984. The Registrant was initially organized primarily to hold overriding royalties of both producing and non-producing oil and gas properties. However, the Company's articles of incorporation authorize it to engage in all aspects of the oil and gas business and for any other lawful purpose.

     In 1989, the Company transferred its assets in exchange for cancellation of the Company's debt and ceased operations until 1995. Since 1995, the Company has been primarily engaged in the business of acquiring interests in oil and gas properties.

Oil and Gas Properties

     Alberta, Canada and Billings, Montana
     -------------------------------------

     In March 1998, the Company entered into a certain Joint Venture Agreement with Starrock Resources, Ltd., and Starrock Resources, Inc., whereby the Company became a joint venture partner in the drilling of exploratory and development wells on certain lands in the Cessford area of Alberta, Canada and near Billings, Montana. Pursuant to the Agreement, the Company obtained a 5% working interest in the property. In September 2000, the Company acquired an additional 0.8% working interest in the same properties from Bigstone Energy, Inc., pursuant to a certain Cessford Facilities Financing Agreement.

     In January 2001, the Company was informed by the joint venture partners that the cost of going forward with a drilling program under the Joint Venture Agreement was estimated to be $36,000,000. The Company would have been responsible to pay 5.8% of those costs. Because the Company did not have the financial resources to fulfill this obligation, it began to explore other alternatives to this arrangement. On March 2, 2001, the Company entered into a Petroleum, Natural Gas and Related Rights Conveyance with Promax Energy, Inc., under which the Company agreed to sell to Promax Energy all of its interest in the oil and gas leases in the Cessford area and near Billings, Montana, including all right, title, estate and interest in and to petroleum and natural gas rights, the personal property, fixtures and improvements appurtenant to the such leases, and all of its rights under the Joint Venture Agreement and the Cessford Facilities Financing Agreement. The rights sold include the right to participate in the drilling, completion, tie-in and production of wells within the contract areas. In consideration for the sale, the Company received from Promax Energy $1,455,026 in cash and forgiveness of approximately $462,960 owed by the Company to Promax Energy under the Cessford Facilities Financing Agreement.

     After satisfying certain obligations, the Company deposited the remaining proceeds from the sale into its bank account. The Company intends to use the funds to continue in the business of acquiring, exploring, and developing mineral properties. The Company, however, may also use some or all of the funds to take advantage of any other reasonable business proposal presented which management believes will provide the Company and its stockholders with viable business opportunities. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

     Wharton County, Texas
     ---------------------

     In June 2001, the Company acquired from Consolidated Petroleum Partners I, LLC., a one percent working interest in a ten well oil and gas drilling project. The oil and gas leases for the project are located in the Wharton County area in Texas. These leases cover approximately 1,742 acres. Kebo Oil and Gas, Inc., is the operator of oil and gas exploration on the property covered by these leases. The Operating Agreement states the initial ownership interests of the parties in the covered leases, specifies procedures for confirming and adjusting the interests of the parties and sets forth agreements concerning future acquisitions or transfers of interests of the leases. The Operating Agreement also has provisions that allow a party to propose the drilling of a well on properties covered by the covered leases and allows the other parties to elect whether or not to participate in the proposed drilling. If a party elects to not pay its share of the cost of drilling a proposed well, such non-participating party must surrender to others who do participate, upon request, its interest in the well. The Operating Agreement also provides rules for managing the production, maintenance and abandonment of wells drilled on the covered leases, has provisions that specify the liability of the parties for various expenses and expenditures for or related to operations on the covered leases and sets forth various procedures for operations on the covered leases and making decisions under the Operating Agreement.

     To date two of the ten wells have been drilled. The first well drilled was the Hutchins-Peareson No. 6. This well was drilled to a depth of 8,000 feet. Gas was found at 7,600 feet. This well was tied into a Kebo Oil and Gas pipeline. The well went on-line on August 3, 2001, and is currently producing an average of 630 Mcfd. To date, no engineering report has been done on the well. The Company has no way of knowing what the size of the reserve may be or how long the well will continue to produce gas in economically feasible quantities. To date, the cost to the Company of this well has been $9,677.

     The other test well drilled was the Krenek No. 2 well. This well was drilled to a depth of 5,200 feet. At 4,400 feet the anomaly that showed turned out to be remnant sands. At a depth between 4,400 feet and 4,500 feet, two feet of gas over water was discovered. Gas of this nature cannot be recovered on an economically feasible basis. Therefore, this well has been filled back in. The cost of the well was $2,530.

     Given the current prices of oil and gas, the operator has determined that it is not economically feasible to continue with the drilling program until oil and gas prices increase. It is anticipated that exploratory drilling will begin again after the start of the year.

     Beaufort Sea
     ------------

     On June 9, 1997, the Company purchased a 3.475% working interest in the Beaufort Sea well Esso Pex Home, et. al. Itiyok I-27, consisting of 640 acres, located at Latitude 70-00', Longtitude 134-00', Sections 7, 8, 17, 18, 27, 28 and 37. License No. 55, dated April 22, 1987. During 1982 and 1983 a consortium of companies participated in drilling, casing and testing the area to a depth of 12,980 feet. A review of the well data and geological prognosis indicates that the area would contain proven recoverable gas reserves of 108 Bscf and proven recoverable oil reserves of 8,976 MSTB.

     The other partners in the project are controlled by Exxon Oil Corporation, Anderson Oil and Gulf Canada Resources. There are no immediate plans to develop the area.

     Venture Oil and Gas, Inc.
     -------------------------

     In October 1999, the Company entered into an agreement whereby it acquired 75% of the outstanding stock of Venture Oil and Gas, Inc. by the issuance of 2,250,000 common shares of the Company and cash of $140,000. Venture Oil and Gas, Inc., has interests in various oil properties, some of which have the well equipment installed. Some of the wells are near the production stage, however, additional costs will be required to bring them into production.

     The Company believes that Venture Oil and Gas has breached various terms of their agreement. Both parties agree that it is in the best interest of each company and their respective shareholders to terminate the relationship between the companies. At this time the companies are attempting to negotiate an amicable end to this relationship. The Company anticipates an acceptable agreement will be finalized during the quarter ending December 31, 2001.

     On the date of this report financial statements of Venture Oil and Gas, Inc., were not available for inclusion in this report and therefore consolidated financial statements have not been prepared.

Selection of Target Areas for Acquisition

     With the cash the Company has on hand from the sale of the Alberta and Billings leases, the Company intends to continue with its ten well drilling program in Wharton County, Texas, when oil and gas prices so justify. The Company will also explore and investigate the acquisition of interests in other oil and gas properties. In most cases, the Company has and will continue to seek to acquire only partial interests in properties thereby spreading our risk. This will also allow it to acquire interests in more properties than the Company otherwise could if it were to acquire complete interests in properties.

     Rather than employ the significant staff that would be required to operate the wells the Company may acquire, it will continue to seek out and locate qualified local operators, whom it will contract to manage the daily operations of the particular properties. This aids us in keeping our overhead to a minimum.

     The Company will seek to purchase interests for cash and in exchange for shares of its common stock, where allowed by law. The purchases made with cash will be made with cash on hand, internally generated capital, financed through conventional loans made by oil and gas lenders or through funds made available through equity financing. The Company may consider issuing common stock to project owners in situations where the project has significant upside potential due to proven reserves that are behind pipe or that are undeveloped and for which traditional financing cannot be obtained.

Market for Oil Production

     The market for oil and gas production is regulated by federal, state and foreign governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for deviations from the quality standards established by the purchaser. Oil sales are normally contracted with a "gatherer" which is a third-party who contracts to pickup the oil at the well site. In some instances there may be deductions for transportation from the wellhead to the sales point. The majority of crude oil purchasers do not at this time charge transportation fees, unless the well is outside their service area. The oil gatherer will usually handle disbursements of sales revenue to both the owners of the well (a "working interest owner") as well as payments to persons entitled to royalties as a result of such sales ("royalty owners"). The Company typically will be a working interest owner in the projects that it undertakes or in which it invests. By being a working interest owner, the Company is responsible for the payment of its proportionate share of the operating expenses of the well. Royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the cost of operating the lease. Therefore, the Company, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty owners.

Market for Gas Production

     In contrast to sales of oil, the gas purchaser will pay the well operator 100% of the sales proceeds monthly for the previous month's sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is the Company's intention to utilize this market whenever possible in order to maximize revenues. The Company does not anticipate any significant change in the manner its gas production would be purchased, however, no assurance can be given that such changes will not occur in the future.

Competition

     The oil and gas industry is highly competitive. Competition for prospects and producing properties is intense. As the Company pursues new opportunities it will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than the Company. The bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. The presence in the market of bidders willing to pay prices higher than are supported by the Company's evaluation criteria could further limit the ability of the Company to acquire prospects and low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by the Company or that the Company will be able to obtain financing for or participants to join in the development of prospects.

     The Company's competitors and potential competitors include major oil companies and independent producers of varying sizes. Most of the Company's competitors have greater financial, personnel and other resources than the Company and therefore have greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. A high degree of competition in these areas is expected to continue indefinitely.

Governmental Regulation

     The production and sale of oil and gas is subject to regulation by state, federal, local authorities, and foreign governments. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

     The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 that amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such reimposition might occur and the effect thereof on the Company cannot be predicted.

     Approvals to conduct oil and gas exploration and production operations are required from various governmental agencies. There is no assurance when and if such approvals will be granted.

Environmental Laws

     The Company intends to conduct its operations in compliance with all applicable environmental laws. The cost of such compliance has been and will be factored into the estimated costs of drilling and production. The effects of applicable environmental laws are to add to the cost of operations and to add to the time it takes to bring a project to fruition.

Employees

     The Company currently has 3 full-time employees and a total of 7 employees including its officers and directors.

--------------------------------------------------------------------------------

                        ITEM 2. DESCRIPTION OF PROPERTIES

--------------------------------------------------------------------------------


Oil and Gas Properties

     The Company holds a one percent interest in a ten well oil and gas drilling project located in the Wharton County area prospect, located in and around Wharton County, Texas. The leases in the drilling project cover approximately 1,742 acres. The leases have four year terms beginning October, 1999. The Company will pay one percent of the costs of obtaining the necessary rights and drilling exploratory wells in the Wharton County prospect. The Company's rights under the Operating Agreement include the right to participate in the acquisition of leases within the contract area and to participate in capital programs as may be presented, for an indefinite period of time.

     The Company owns a 3.475% working interest in the Beaufort Sea well Esso Pex Home, et. al. Itiyok I-27, which covers approximately 640 acres, located at Latitude 70-00', Longtitude 134-00', Sections 7, 8, 17, 18, 27, 28 and 37.
License No. 55. Because the Company owns this interest, it makes no lease payments. The other partners in the project are controlled by Exxon Oil Corporation, Anderson Oil and Gulf Canada Resources. There are no immediate plans to develop the area.

Mineral Properties

     British Columbia, Canada
     ------------------------

     On June 20, 1994, the Company purchased six mineral claims, from a related party in exchange for 200,000 restricted shares of Company common stock. These claims are identified as Marathon, Marathon 1 and Marathon 2, Krystal Ann 1, Krystal Ann 2, and Krystal Ann 3. The Marathon claims contain a total of 32 units. The Krystal Ann claims contain a total of 28 units. The Marathon claims expire on February 23, 2006. The Krystal Ann claims expire on May 8, 9, and 11, 2006, respectively. The claims are located near Cowichan Lake, within the Sicker Volcanic Belt on Vancouver Island in the province of British Columbia, which is an active gold mining area.

     The claims have not been proven to have any commercially mineable ore reserves and therefore all costs for acquisition, exploration and retaining the properties have been expensed.

Rental Properties

     Abbecombec Ocean Village Resort
     -------------------------------

     On or about May 31, 1995, the Company purchased two vacation homes in the Abbecombec Ocean Village Resort located on the shore of Clam Bay, which is 40 miles east of Halifax, Nova Scotia. The Company currently rents one of the dwellings at rate of $450 per month. This dwelling is covered under an annual lease which automatically renews each year unless cancelled. The other dwelling rents for $650 per month and is currently being rented on a month to month basis.



Executive Offices

     The Company currently leases 1,500 square feet of executive office space located at 610- 800 West Pender Street, Vancouver, Canada, V6C 2V6. The offices are rented from 800 West

Pender LTD., for $2,686 CDN per month. The Company's current lease agreement expires February, 2004. The Company believes this space will be sufficient for its needs through the expiration of the lease agreement.

     The Company rents the office furnishings for its Canandian office from Computer Wizards Consulting, Inc., for $19,500 per quarter.

     The Company also leases 1,200 square feet of administrative office space located at 136 East South Temple, Suite 1600, Salt Lake City, Utah 84111. The offices are subleased from Bluestone, Inc., for $1,500 per month. The Company leases this space on a month to month basis.

--------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


     No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

--------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

--------------------------------------------------------------------------------


     No matters were submitted to a vote of the Company's shareholders during the fiscal year ended June 30, 2001.


--------------------------------------------------------------------------------

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------


     The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "ABRG." As of October 1, 2001, the Company had 748 shareholders holding 160,238,322 common shares. Of the issued and outstanding common stock, 153,460,771 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

         The published closing bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                               BID PRICES                      ASK PRICES
                            HIGH         LOW               HIGH        LOW
1999
----
July 1 thru Sept. 30        .066         .033              .07         .036
Sept. 1 thru Dec 31         .051         .02               .055        .025

2000
----
Jan. 1 thru Mar. 31         .50          .034              .51         .037
Apr. 3 thru June 30         .26          .056              .265        .061
July 3 thru Sept. 29        .10          .05               .105        .052
Oct. 2 thru Dec. 29         .103         .038              .105        .04

2001
----
Jan. 2 thru Mar. 30         .0625        .033              .068        .035
Apr. 2 thru June 29         .07          .0202             .074        .0208


     The foregoing figures were furnished to the Company by Pink Sheets, L.L.C., 304 Hudson Street, 2nd Foor, New York, New York 10013.

     Recent Sales of Unregistered Securities

     During the quarter ended June 30, 2001, the Company sold 5,000,000 shares of its common stock to non United States citizens in Canada, including 2,000,000 shares to Manhattan Communications, Inc. John M. Hickey, the Company's president, may be deemed to be the beneficial owner of the shares purchased by Manhattan Communications, Inc. All of the shares sold were valued at $.03 per share. The Company paid no commissions. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     On May 23, 2001, the Company issued 4,000,000 restricted common shares to Global Capital, S.A., for services rendered to the Company in connection with the negotiation and consummation of the Petroleum, Natural Gas and Related Rights Conveyance with Promax Energy, Inc. The Company received no cash for these shares. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. The Company reasonably believes that Global Capital, S.A., was outside of the United States and was not a U.S. Person at the time the shares were offered or sold. The Company reasonably believes that this transaction was not pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes that Global Capital, S.A., has not nor will engage in any "Directed Selling Efforts." The Company reasonably believes that Global Capital, S.A., acquired the securities for its own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     On August 28, 2001, the Company issued 900,000 shares of its common stock to Computer Wizards Consulting, Inc., in lieu of cash payment of furnishings rental expense and computer and website maintenance and consulting fees for the quarter ended June 30, 2001. The Company also issued 600,000 shares, in lieu of cash payment to Charles Parker Smith for public and investor relations services rendered to and expenses incurred on behalf of the Company during the quarter ended June 30, 2001. The Company issued 600,000 shares to Manhattan Communications, Inc., for services rendered and expenses incurred by John M. Hickey, as the Company's president, during the quarter ended June 30, 2001. John
M. Hickey, may be deemed to be the beneficial owner of the shares issued to Manhattan Communications, Inc. All of the shares issued on August 28, 2001, were valued at $.03 per share. The Company paid no commissions and received no cash for the shares. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.


     Dividends

     Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

--------------------------------------------------------------------------------

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------


General

     The Company is a development stage company engaged in the acquisition of interests in gas and oil properties. The Company has been engaged in the gas and oil business since 1995.


Liquidity and Capital Resources

     During the fiscal year ended June 30, 2001, the Company funded its operations primarily with cash on hand and funds raised during 2000 in Regulation S offerings. During the quarter ended March 31, 2001, the Company sold its 5.8% working interest in certain oil and gas leases in Alberta, Canada and Billings, Montana for $1,455,026. This was a one time occurrence.

     As of June 30, 2001, the Company had cash on hand of $ 1,517,209.

     The Company's material commitments for capital expenditures are limited to the Company's obligation under the Operating Agreement with Kebo Oil and Gas, Inc., to pay one percent of the costs associated with the ten well drilling program.

     The Company has limited operating history. The Company can only estimate the future needs for capital based on the current status of the Company's operations, its current plans and current economic condition. Based thereon, the Company expects that its existing cash reserves, cash flows from operations and financing, if available, will be sufficient to cover the Company's cash requirements for the next twelve months. Results of Operations


   Comparison of the year ended June 30, 2001 and the year ended June 30, 2000

     The Company generated a net loss of $807,576 in the year ended June 30, 2001, compared to a net loss of $1,029,239 for the year ended June 30, 2000. This $221,663 (22%) reduction in loss is largely the result of the sale of the Company's 5.8% interest in certain oil and gas leases in Alberta, Canada and Billings, Montana. The Company had $28,350 in revenue for the twelve months ended June 30, 2001 compared to $16,449 in the same period 2000.

     During the year ended June 30, 2001, the Company spent $2,198,699 in exploration, development and promotion, which included writing off the entire value of the Venture Oil and Gas, Inc., shares it acquired and amounts spent in drilling and exploration of $305,740; $347,884 spent in costs associated with the Alberta, Canada and Billings, Montana leases prior to the sale of those leases; writing off the full value of the Company's investment in the web site company of $26,008; $232, 610 in travel expenses related to the Company's projects in Canada, Montana, Texas and Louisiana; and consulting fees and expenses of $414,547. During the same period ended June 30, 2000, the Company spent $1,036,944. This $1,161,755 increase was due primarily to the writing off of all of the value of Venture Oil and Gas, Inc., the exploration costs associated with the Alberta and Billings leases, the writing off of the Company's investment in the web site company.

     Office expenses of $108,466 for the twelve months ended June 30, 2001 is a $62,779 increase from the 2000 expenses of $45,687. This increase is primarily due to the increased office activity of the Company this year and the opening of an office in Salt Lake City, Utah.


   Comparison of the year ended June 30, 2000 and the year ended June 30, 1999

     The Company generated a loss of $1,029,239 in the year ended June 30, 2000, compared to a loss of $1,607,517 for the year ended June 30, 1999. This $578,278 (36%) reduction in loss is largely due to $574,758 reduction in exploration, development and promotion expenses. The Company had $16,449 in revenue for the twelve months ended June 30, 2000 compared to $7,285 in the same period 1999.

     During the year ended June 30, 2000, the Company spent $1,036,944 in exploration, development and promotion, which included $106,776 in travel expenses related to the Company's projects in Canada, Montana, and Louisiana; consulting fees and expenses of $457,707 and $25,757 paid to Venture Oil and Gas, Inc. During the same period ended June 30, 1999, the Company spent
$1,611,702. The $574,758 decrease was due in primarily to a reduction in consulting fees and expenses of $405,061, the loss of $23,508 on the sale of the Phoenix lots and the loss of $40,225 on the Montana oil lease.

     Office expenses of $45,687 for the twelve months ended June 30, 2000 is a $1,076 increase from the 1999 expenses of $44,611.

--------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


ANDERSEN ANDERSEN & STRONG, L.C.
--------------------------------
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA          941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098







Board of Directors
Ambra Resources Group, Inc.
Vancouver, B.C.,  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Ambra Resources Group, Inc.(development stage company) at June 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ambra Resources Group, Inc. at June 30, 2001 and the results of operations, and cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




September 25, 2001
Salt Lake City, Utah                              s/Andersen Andersen and Strong

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2001
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
   Cash                                                           $ 1,517,209
    Accounts receivable                                                 8,000
    Account receivable - income tax refund                            166,012
                                                                  -----------
       Total Current Assets                                         1,691,221
                                                                  -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - Note 2                                            236,304
                                                                  -----------

OTHER ASSETS
   Oil leases -  Note 4                                                67,913
    Other investments                                                   9,645
                                                                  -----------
                                                                       77,558
                                                                  -----------

                                                                  $ 2,005,083
                                                                  ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                               $    21,046
    Accounts payable - related parties                                 18,952
                                                                  -----------
       Total Current Liabilities                                       39,998
                                                                  -----------

STOCKHOLDERS' EQUITY
   Common stock
        400,000,000 shares authorized, at $.001 par value;
        158,138,322 issued and outstanding                            158,138
    Capital in excess of par value                                  7,041,922
    Stock subscriptions receivable                                   (110,265)
    Deficit accumulated during the development stage               (5,124,710)
                                                                  -----------
       Total Stockholders' Equity                                   1,965,085
                                                                  -----------
                                                                  $2, 005,083
                                                                  ===========



   The accompanying notes are an integral part of these financial statements.

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 For the Years Ended June 30, 2001 and 2000 and
        the Period January 27, 1984 (date of inception) to June 30, 2001
--------------------------------------------------------------------------------

                                                               January 27, 1984
                                       June           June   (Date of Inception)
                                       2001           2000     to June 30, 2001
                                   -----------    -----------    -----------

REVENUES                           $    28,350    $    16,449    $   283,477
                                   -----------    -----------    -----------

EXPENSES

  Exploration, development,          2,168,699      1,036,944      6,723,938
        and promotion
  Depreciation                          21,982          8,744         39,004
                                   -----------    -----------    -----------

                                     2,190,681      1,045,688      6,762,942
                                   -----------    -----------    -----------

NET LOSS - before other income      (2,162,331)    (1,029,239)    (6,479,465)

GAIN ON SALE OF ASSETS               1,354,755           --        1,354,755
                                   -----------    -----------    -----------

NET LOSS                           $  (807,576)   $(1,029,239)   $(5,124,710)
                                   ===========    ===========    ===========


LOSS PER COMMON SHARE

       Basic                       $      (.01)   $      (.01)
                                   -----------    -----------



AVERAGE OUTSTANDING
SHARES

        Basic (stated in 1000's)       147,798        104,271
                                   -----------    -----------



   The accompanying notes are an integral part of these financial statements.


                                   AMBRA RESOURCES GROUP, INC.
                                  ( Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period from January 27, 1984 (Date of Inception) to June 30, 2001
------------------------------------------------------------------------------------------------

                                               Common Stock           Capital in
                                           ---------------------      Excess of     Accumulated
                                            Shares       Amount       Par Value        Deficit
                                           --------     --------      -----------    ----------
Balance January 27, 1984
      (Date of Inception)                      --        $   --        $   --         $   --

Issuance of common stock for
   oil and gas leases                       122,086           122        19,438           --
Net income from operations
   for the period ended June 30, 1984          --            --            --            3,048
Net loss from operations
   for the year ended June 30, 1985            --            --            --          (44,556)
Issuance of common stock for cash               501             1            38           --
Net income from operations
   for the year ended June 30, 1986            --            --            --           18,018
Issuance of common stock for cash             7,774             7        19,298           --
Net loss from operations
   for the year ended June 30, 1987            --            --            --           (9,248)
Issuance of common stock for cash             6,000             6          --             --
Net income from operations
   for the year ended June 30, 1988            --            --            --           15,828
Net loss from operations
   for the year ended June 30, 1989            --            --            --          (22,000)
Capital contribution - expenses                --            --             752           --
Issuance of common stock
   for services                             900,000           900         8,100           --
Net loss from operations
   for the year ended June 30, 1993            --            --            --           (9,752)
Issuance of common stock
   for land                                 200,000           200          (200)          --
Issuance of common stock
   for services                             300,000           300         2,700           --
Issuance of common stock
   for mining claims                         50,000            50           450           --
Issuance of common stock
   for stock dividends                           16          --            --             --
Issuance of common stock
   for cash                                  22,500            23        44,977           --


           The accompanying notes are an integral part of these financial statements.


                                  AMBRA RESOURCES GROUP, INC.
                                 ( Development Stage Company)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         (Continued) Period from January 27, 1984 (Date of Inception) to June 30, 2001
-------------------------------------------------------------------------------------------------

                                               Common Stock            Capital in
                                           ----------------------      Excess of      Accumulated
                                            Shares        Amount       Par Value         Deficit
                                           --------      --------      -----------    ----------
Net loss from operations
   for the year ended June 30, 1994           --             --             --           (82,277)
Issuance of common stock
   for option on property                   50,000             50            450            --
Issuance of common stock
   for mining claims                       150,000            150          1,350            --
Issuance of common stock
   for expenses                             22,000             22            198            --
Issuance of common stock for cash          255,000            255        179,745            --
Net loss from operations
   for the year ended June 30, 1995           --             --             --          (115,762)
Issuance of common stock for
   expenses - September 22, 1995           137,979            138         68,850            --
Issuance of common stock for
   cash - November 2, 1995                  10,000             10          4,990            --
Issuance of common stock for
   equipment and expenses -
   November 2, 1995                      1,173,897          1,174         (1,174)           --
Issuance of common stock for
   cash - December 15, 1995                 10,000             10          4,990            --
Issuance of common stock for
   cash - February 20, 1996                 40,000             40         19,960            --
Issuance of common stock for
   expenses - April 30, 1996                20,000             20          3,980            --
Issuance of common stock for
   cash and expenses - May 8, 1996         153,000            153         30,447            --
Issuance of common stock for
   expenses - May 20, 1996                  62,500             62         12,438            --
Issuance of common stock for
   cash - May 20, 1996                      25,000             25         12,475            --
Issuance of common stock for
   oil leases - June 18, 1996              200,000            200          1,800            --
Issuance of common stock for
   expenses - June 18, 1996                300,000            300         59,700            --




           The accompanying notes are an integral part of these financial statements.



                                       AMBRA RESOURCES GROUP, INC.
                                      ( Development Stage Company)
                              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Continued) Period from January 27, 1984 (Date of Inception) to June 30, 2001
-------------------------------------------------------------------------------------------------------

                                                  Common Stock             Capital in
                                            -------------------------      Excess of      Accumulated
                                             Shares           Amount       Par Value         Deficit
                                            --------         --------      -----------     ----------
Net loss from operations for
   the year ended June 30, 1996                   --             --             --          (269,717)
Issuance of additional shares resulting
   from reverse stock split - 1996           4,540,007          4,540         (4,540)           --
Issuance of common stock for accts pay
   and commissions at $.05 - 1996            1,028,600          1,029         48,730            --
Issuance of common stock for mining
   claims at $.05 - Nov 1996                   100,000            100          4,900            --
Issuance of common stock for services
   and expenses at $.05- Nov 96              2,425,200          2,425        123,065            --
Issuance of common stock for services -
    at $.05 - Jan 1997                         425,000            425         20,825            --
Issuance of common stock for services
    and expenses at $.05 - Apr 97            1,774,506          1,775         86,952            --
Issuance of common stock for oil leases
   at  $.05 - May 1997                         600,000            600         29,400            --
Issuance of common stock for services
   and expenses at $.05 - May 97             2,550,000          2,550        124,950            --
Issuance of common stock for cash at
   $.10 - 1997 - private placement           1,359,000          1,359        134,541            --
Issuance of common stock for oil leases
    at $.05 - June 1997                      1,240,000          1,240         60,760            --
Issuance of common stock for cash at
   $.10 - 1997 - private placement           1,008,000          1,008         99,800            --
Issuance of common stock for services
   at $.05 - June 1997                         640,000            640         30,860            --
Issuance of common stock for mining
    claims at $.05  - June 1997                100,000            100          4,900            --
Net loss from operations for the
   year ended June 31, 1997                       --             --             --          (515,238)
Issuance of common stock for oil
   leases at $.10 - July 1997                  930,000            930         92,070            --
Issuance of common stock for payment
   of debt at $.10 - July 1997 -             1,134,480          1,134        112,314            --
Issuance of common stock for two
   residential lots at $.10 - Sept 1997        700,000            700         69,300            --




               The accompanying notes are an integral part of these financial statements.


                                        AMBRA RESOURCES GROUP, INC.
                                        ( Development Stage Company)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               (Continued) Period from January 27, 1984 (Date of Inception) to June 30, 2001
----------------------------------------------------------------------------------------------------------


                                                      Common Stock             Capital in
                                               --------------------------      Excess of        Accumulated
                                                Shares           Amount        Par Value           Deficit
                                               ----------      ----------      ----------       ----------
Issuance of common stock for payment
   of stock issuance expense - Sept 1997          250,000             250          (9,250)            --
Issuance of common stock for cash -             1,221,000           1,221         120,879             --
   July and Sept 1997 - private placement
Issuance of common stock for services and
   payment of debt at $ .10 - Dec 1997          1,199,710           1,200         118,771             --
Issuance of common stock for costs
   of stock issuance - Dec 1997                   250,000             250            (250)            --
Issuance of common stock for installment
   payment on mining claims at $.10 -             100,000             100           9,900             --
            Dec 1997
Issuance of common stock for expenses             549,000             549          54,351             --
     at  $ .10  - Dec 1997
Issuance of common stock for expenses           2,274,000           2,274         111,426             --
   at $.05 -  May 1998
Issuance of common stock for expenses
   at $.06 - June 1998                          1,500,000           1,500         140,500             --
Issuance of common stock for installment
    payment on mining claims - June 1998          100,000             100           9,900             --
Net loss from operations  for the year
    ended  June 30, 1998                             --              --              --           (648,722)
                                               ----------      ----------      ----------       ----------

Balance June 30, 1998                          32,216,756          32,217       2,090,806       (1,680,378)

Issuance of common stock for stock
    issue expense -  July 1998                    320,000             320            (320)            --
Issuance of common stock for cash
   at  $.08 - Jul 1998                            450,000             450          35,550             --
Issuance of common stock for expenses
    at $.04 - Jul 1998                            295,000             295          11,505             --
Issuance of common stock for services
    at $.04 - Jul 1998                            457,500             458          17,842             --
Issuance of common stock for cash
   at $.05 - Jul 1998                             268,456             268          13,155             --
Issuance of common stock for services
   and expenses at $.025 - Jan 1999             5,520,000           5,520         132,480             --
Issuance of common stock for services
   at $.04 - Jan 1999                             500,000             500          19,500             --


                 The accompanying notes are an integral part of these financial statements.




                                       AMBRA RESOURCES GROUP, INC.
                                      ( Development Stage Company)
                              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Continued) Period from January 27, 1984 (Date of Inception) to June 30, 2000
-------------------------------------------------------------------------------------------------------

                                                  Common Stock             Capital in
                                           --------------------------      Excess of        Accumulated
                                             Shares           Amount       Par Value          Deficit
                                           ----------      ----------      ----------       ----------
Issuance of common stock for services
   at $.04 - Feb 1999                         700,000             700          27,300             --
Issuance of common stock for stock
   issue expenses - Feb 1999                1,500,000           1,500          (1,500)            --
Issuance of common stock for purchase
   of mineral property at $.04 - 1999       1,000,000           1,000           39,000            --
Issuance of common stock for purchase
   of mineral property at $.04 - 1999       1,200,000           1,200           46,800            --
Issuance of common stock for stock
   issue expenses - Feb 1999                  450,000             450            (450)            --
Issuance of common stock for services
   at $.04 - March 22, 1999                 2,000,000           2,000          78,000             --
Issuance of common stock for
  equitable securities at $.04- 1999        1,250,000           1,250          48,750             --
Issuance of common stock for stock
   issue expense  - May 5, 1999             1,700,000           1,700          (1,700)            --
Issuance of common stock for cash
   at $.04 - May 26, 1999                   2,000,000           2,000          78,000             --
Issuance of common stock for services
    at $.04 - May 26, 1999                  5,200,000           5,200         202,800             --
Issuance of common stock for services
    at $.04 - May 27, 1999                  5,000,000           5,000         195,000             --
Issuance of common stock for cash
    at $.04 - May 27, 1999                  1,000,000           1,000          49,000             --
Issuance of common  stock for cash
    at $.04 - June 1, 1999                    190,000             190           9,310             --
Issuance of common stock for services
    at $.04 - June 1, 1999                  7,875,000           7,875         307,125             --
Net loss from operations for the year
   ended June 30, 1999                           --              --              --         (1,607,517)
                                           ----------      ----------      ----------       ----------
Balance June 30, 1999                      71,092,712          71,093       3,397,953       (3,287,895)

Issuance of common stock for payment
   of debt at $.055 - Sept 10, 1999         4,965,360           4,965         266,303             --
Issuance of common stock for services
   at $.05 - Sept 10, 1999                    460,000             460          22,540             --


               The accompanying notes are an integral part of these financial statements.



                                          AMBRA RESOURCES GROUP, INC.
                                          ( Development Stage Company)
                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 (Continued) Period from January 27, 1984 (Date of Inception) to June 30, 2001
--------------------------------------------------------------------------------------------------------------

                                                     Common Stock               Capital in
                                             ----------------------------       Excess of         Accumulated
                                               Shares             Amount        Par Value           Deficit
                                             -----------        ---------       -----------       -----------
Issuance of common stock for cash
    at $.02 - Dec 14, 1999                     1,500,000            1,500           28,500              --
Issuance of common stock for payment
   of debt at $.02 - Jan 18, 2000              1,615,000            1,615           30,685              --
Issuance of common stock for cash
   at $.074 - Jan 27, 2000                    16,000,000           16,000        1,165,421              --
Issuance of common stock for services
    at $.05 - Jan 27, 2000                     3,010,000            3,010          147,490              --
Issuance of common stock for purchase
    of gas line at $.02 - Mar 9, 2000          2,000,000            2,000           38,000              --
Issuance of common stock for purchase
    of web sites at $.04 - Mar 14, 2000        4,000,000            4,000           76,000              --
Issuance of common  stock for purchase
    of gas lines at $.10 - Apr 4, 2000         2,500,000            2,500          247,500              --
Issuance of common stock for cash
    at $.10 - Apr 4, 2000                      2,000,000            2,000          198,000              --
Issuance of common stock for stock
   issue expense - Apr 4, 2000                 5,000,000            5,000           (5,000)             --
Issuance of common stock for cash
   at $.10 - Apr 6, 2000                       3,000,000            3,000          297,000              --
Issuance of common stock for equitable
   securities at $.045 - Apr 6, 2000           1,000,000            1,000           44,000              --
Issuance of common stock for stock
   issue expense  - Apr 6, 2000                5,000,000            5,000           (5,000)             --
Issuance of common stock for expenses
   at $.05 - Apr 6, 2000                       2,610,000            2,610          127,890              --
Issuance of common stock for payment
   of debt at $.10 - May 10, 2000              1,395,250            1,395          138,130              --
Issuance of common stock for expenses
   at $.06 - Jun 22, 2000                      1,300,000            1,300           76,700              --
Issuance of common stock for stock
    issue expense - Jun 22, 2000               9,000,000            9,000           (9,000)             --
Net loss from operations for the year
   ended June 30, 2000                              --               --               --          (1,029,239)
                                             -----------        ---------       -----------       -----------
Balance June 30, 2000                        137,448,322          137,448        6,283,112        (4,317,134)



                   The accompanying notes are an integral part of these financial statements.


                                            AMBRA RESOURCES GROUP, INC.
                                           ( Development Stage Company)
                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (Continued) Period from January 27, 1984 (Date of Inception) to June 30, 2001
-------------------------------------------------------------------------------------------------------------------

                                                    Common Stock                  Capital in
                                           -------------------------------        Excess of          Accumulated
                                              Shares             Amount           Par Value            Deficit
                                           ------------       ------------       ------------       -------------
Issuance of common stock for services
 at $.05 - October 2000                       7,000,000              7,000            343,000               --
Issuance of common stock for costs -
   sale of stock - October 2000               1,500,000              1,500             (1,500)              --
Issuance of common stock for services
 at $.05 - November 2000                      1,560,000              1,560             76,440
Issuance of common stock for services
   at $.05 - March 2001                       1,680,000              1,680             82,320               --
Cancellation of common stock for
   services in prior year at $.05               (50,000)               (50)            (2,450)              --
Issuance of common stock for cash
   at $.03 - May 2001                         5,000,000              5,000            145,000               --
Issuance of common stock for services
   at $.03 - May 2001                         4,000,000              4,000            116,000               --
Net loss from operations for the year
 ended June 30, 2001                               --                 --                 --             (807,576)

                                           ------------       ------------       ------------       -------------
Balance June 30, 2001                       158,138,322       $    158,138       $  7,041,922       $ ( 5,124,710)
                                           ============       ============       ============       ============












                    The accompanying notes are an integral part of these financial statements.




                                      AMBRA RESOURCES GROUP, INC.
                                      ( Development Stage Company)
                                        STATEMENTS OF CASH FLOWS
                           For the Years Ended June 30, 2001 and 2000 and the
                      Period January 27, 1984 (Date of Inception) to June 30, 2001
-----------------------------------------------------------------------------------------------------

                                                                                     January 27, 1984
                                                           June          June      (Date of Inception)
                                                           2001          2000        to June 30, 2000
                                                       -----------    -----------   -----------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net loss                                            $  (807,576)   $(1,029,239)     $(5,124,710)

     Adjustments to reconcile net loss
       to net cash provided by operating
       activities

          Depreciation                                      21,982          8,744           36,453
          Common capital stock issued
              for services & expenses                      629,500      1,240,093        4,197,264
           Gain on sale of assets                       (1,354,755)          --         (1,354,755)
          (Increase) decrease in accounts receivable      (158,896)       (15,116)        (174,012)
           (Increase) decrease in security deposits          3,333           --
           Increase (decrease) in liabilities              (46,765)      (352,261)          39,998
                                                       -----------    -----------      -----------
             Net Cash Used By Operations                (1,716,510)      (144,446)      (2,379,762)
                                                       -----------    -----------      -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
    Purchase of  securities                                 (9,645)      (185,000)          (9,645)
   Purchase of property & equipment                       (113,956)       (42,254)        (272,757)
   Purchase of  oil & gas leases and mining claims        (103,979)       (67,913)
    Purchase of gas lines                                 (290,000)          --
   Net proceeds from sale of assets                      2,231,361           --          1,638,159
                                                       -----------    -----------      -----------
                                                         2,107,760       (621,233)       1,287,844
                                                       -----------    -----------      -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Net proceeds from sale of capital stock                  39,735      1,711,421        2,609,127
                                                       -----------    -----------      -----------
   Net increase (decrease) in cash                         430,985        945,742        1,517,209

   Cash at beginning of year                             1,086,224        140,482             --
                                                       -----------    -----------      -----------

   Cash at end of year                                 $ 1,517,209    $ 1,086,224      $ 1,517,209
                                                       ===========    ===========      ===========



               The accompanying notes are an integral part of these financial statements.

                             AMBRA RESOURCES GROUP, INC.
                            ( Development Stage Company)
                        STATEMENTS OF CASH FLOWS (Continued)
        For the Period January 27, 1984 (Date of Inception) to June 30, 2001
-------------------------------------------------------------------------------------

SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Issuance of 122,086 shares in exchange for royalty
   interests in oil and gas leases - 1984                                    $ 19,560
                                                                             --------
Issuance of 900,000 shares for services - 1993                                  9,000
                                                                             --------
Issuance of 200,000 shares for land - 1993                                       --
                                                                             --------
Issuance of 50,000 shares for mining claims - 1994                                500
                                                                             --------
Issuance of 300,000 shares for services - 1994                                  3,000
                                                                             --------
Issuance of 50,000 shares for option on property - 1994                           500
                                                                             --------
Issuance of 150,000 shares for mining claims - 1995                             1,500
                                                                             --------
Issuance of 22,000 shares for expenses - 1995                                     220
                                                                             --------
Issuance of 137,979 shares for expenses - 1995                                 68,988
                                                                             --------
Issuance of 1,173,897 shares for equipment and expenses - 1995                   --
                                                                             --------
Issuance of 20,000 shares for expenses - 1996                                   4,000
                                                                             --------
Issuance of 118,115 shares for expenses - 1996                                 23,623
                                                                             --------
Issuance of 62,500 shares for expenses - 1996                                  12,500
                                                                             --------
Issuance of 200,000 shares for oil leases - 1996                                2,000
                                                                             --------
Issuance of 300,000 shares for expenses - 1996                                 60,000
                                                                             --------
Issuance of 1,028,600 shares for accounts payable and commissions - 1996       49,759
                                                                             --------
Issuance of 100,000 shares for mining claims - 1996                             5,000
                                                                             --------
Issuance of 2,425,200 shares for services and expenses - 1996                 125,490
                                                                             --------
Issuance of 425,000 shares for services -1997                                  21,250
                                                                             --------
Issuance of 1,774,506 shares  for services and expenses - 1997                 88,727
                                                                             --------
Issuance of 600,000 shares for oil leases - 1997                               30,000
                                                                             --------
Issuance of 2,550,000 shares for services and expenses - 1997                 127,500
                                                                             --------
Issuance of 1,240,000 shares for oil leases - 1997                             62,000
                                                                             --------
Issuance of 640,000 shares for services - 1997                                 31,500
                                                                             --------
Issuance of 100,000 shares for mining claims - 1997                             5,000
                                                                             --------
Issuance of 930,000 shares for oil leases - 1997                               93,000
                                                                             --------
Issuance of 1,134,480 shares for payment of debt - 1997                       113,448
                                                                             --------
Issuance of 700,000 shares for two residential lots - 1997                     70,000
                                                                             --------
Issuance of 1,199,710 shares for services and payment of debt - 1997          119,971
                                                                             --------
Issuance of 100,000 shares for installment payment on mining claims - 1997
                                                                               10,000
Issuance of 549,000 shares for expenses - 1998                                 54,900
                                                                             --------
Issuance of 2,274,000 shares for expenses - 1998                              113,700
                                                                             --------
Issuance of 1,500,000 shares for expenses - 1998                              142,000
                                                                             --------
Issuance of 100,000 shares for installment payment on mining claims - 1998     10,000
                                                                             --------

      The accompanying notes are an integral part of these financial statements.


                                    AMBRA RESOURCES GROUP, INC.
                                    ( Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
          (Continued) For the Period January 27, 1984 (Date of Inception) to June 30, 2001

--------------------------------------------------------------------------------------------------



SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES - continued

Issuance of 29,247,500 shares for services and expenses - 1998 and 1999                  1,042,100
                                                                                        ----------
Issuance of 1,250,000 shares for 50% of outstanding stock of Oil Ventures Inc. - 1999       50,000
                                                                                        ----------
Issuance of 2,200,000 shares for purchase of mineral claims - 1999                          88,000
                                                                                        ----------
Issuance of 4,965,360 shares in payment of debt - 1999                                  $  271,268
                                                                                        ----------
Issuance of 460,000 shares for services - 1999                                              23,000
                                                                                        ----------
Issuance of 1,615,000 shares for payment of debt - 2000                                     32,300
                                                                                        ----------
Issuance of 3,010,000 shares for services - 2000                                           150,500
                                                                                        ----------
Issuance of 2,000,000 shares for purchase of gas lines - 2000                               40,000
                                                                                        ----------
Issuance of 4,000,000 shares for purchase of web sites - 2000                               80,000
                                                                                        ----------
Issuance of 2,500,000 shares for purchase of gas lines - 2000                              250,000
                                                                                        ----------
Issuance of 1,000,000 shares for purchase of equitable securities - 2000                    45,000
                                                                                        ----------
Issuance of 2,610,000 shares for  expenses - 2000                                          130,500
                                                                                        ----------
Issuance of 1,395,250 shares for payment of debt - 2000                                    139,525
                                                                                        ----------
Issuance of 1,300,000 shares for expenses - 2000                                            78,000
                                                                                        ----------
Issuance of 19,000,000 shares for stock issue expenses - 2000                                 --
                                                                                        ----------
Issuance of 15,690,000 shares for expenses and services - 2000-2001                        629,500
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

The company has been in the development stage since inception and has been primarily engaged in the business of the acquisition of mining and oil properties.

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


Property and Equipment
----------------------

The Company's property and equipment consists of the following:

             Office equipment                                      139,880
             Residential rentals                                   132,877
             Less  accumulated depreciation                        (36,453)
                                                                  ---------
                                                                   236,304
Office equipment is depreciated on the straight line method over five and seven years and the residential rentals are depreciated on the straight line method over forty years.


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


Income Taxes
------------

At June 30, 2001, the Company had a net operating loss carry forward of $5,124,710. The tax benefit of approximately $1,537,413 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

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


Financial Instruments
---------------------

The  carrying  amounts  of  financial  instruments,   including  cash,  accounts
receivable, investments in securities,, and accounts payable, are considered by management to be their estimated fair values.

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

4.  OIL LEASES - BEAUFORT  SEA  PROJECT

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

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


5.  MINING CLAIMS

On June 20, 1994 the Company purchased six unproven mineral claims, from a related party, and are identified as Marathon, Marathon 1 and Marathon 2, Krystal Ann 1, Krystal Ann 2 and Krystal Ann 3. The Marathon claims contain 32 units and expire in February 2006 and the Krystal claims contain 28 units and expire in May 2006. The Claims are located near Cowichan Lake in the Province of British Columbia, Canada. The claims are located within the Sicker Volcanic Belt on Vancouver Island in an active gold mining area.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for acquisition and retaining the properties have been expensed.

6. ISSUANCE OF COMMON CAPITAL STOCK

During the last fiscal year the Company issued 20,690,000 common shares of its capital stock at $.03 to $.05 per share under the Regulation S exemption for cash and expenses and are shown in the statement of changes in stockholders' equity.

7.  RELATED PARTY TRANSACTIONS

Related parties have acquired 6,071,233 common shares of the Company. A related party receives compensation for services and expenses of $8,000 per month.

8.  CONTINUING  LIABILITIES

The Company is obligated under a three year lease for office space, starting in March 2001 through February 2004 at $2,686 CDN per month.

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

--------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


   The following table sets forth as of September 28, 2001, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name                   Age        Position                    Director and/or Officer Since
----                   ---        --------                    -----------------------------
John M. Hickey         59         President and Director      October  1996
John R. Rask           50         Secretary and Director      August   1996
Charles Yourshaw       58         Director                    August   1996
Dr. Kelly Bowman       36         Director                    August   1996
-------------------------------------------------------------------------------------------


     Each director of the Company serves for a term of one year or until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

     John M. Hickey. From 1995 to present Mr. Hickey has worked for the Company. Mr. Hickey began with Ambra Resources as the General Manager. In 1996, he became the President and a director of Ambra Resources. Mr. Hickey is primarily responsible for the day to day operations of Ambra Resources.

     Mr. Hickey is also President and a director of Office Managers, Inc. Office Managers intends to create a comprehensive website devoted exclusively to office managers with specific emphasis on providing services and products office managers need. Mr. Hickey currently devotes approximately 20 hours per week to Office Managers, Inc.

     John R. Rask. Since the early 1980's Mr. Rask has been owner and operator of Ray's Income Tax Service, a company which specialized in bookkeeping and the preparation of income tax returns. Mr. Rask has also served as the Secretary and a director of Ambra Resources Group, Inc., since 1996. Mr. Rask is also an officer and director of Office Managers, Inc. He currently devotes approximately 20 hours per week to Office Managers.

     Charles Yourshaw. Mr. Yourshaw has been a construction management engineer for more than 25 years. He has been the President of Yourshaw Engineering, Inc., a construction management firm, since 1985. As president he is primarily responsible for the day to day operations of Yourshaw Engineering. Mr. Yourshaw received a graduate degree in Civil Engineering from Penn State University in 1969.

     Kelly  Bowman,  M.D.  Since  receiving  an M.D.  degree from East  Carolina
University Medical School, Dr. Bowman has practiced emergency medicine. He currently practices at Health Central Hospital in

Ocoee, Florida, where he has practiced since 1998. From 1995 to 1998, Dr. Bowman practiced at Florida Hospital in Orlando, Florida. Dr. Bowman also has a degree in Industrial Engineering from North Carolina State University, which he earned in 1989.

     Compliance with Section 16(a) of the Exchange Act

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the effective date of the Company's filing on Form 10-SB. Form 4 is to report changes in beneficial ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock. Form 5 covers annual statement of changes in beneficial ownership which is due 90 days after the fiscal year end of the Company.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears all Forms 3, 4 and 5 were not timely filed.

--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at June 30, 2001 the end of the Registrant's last completed fiscal year).

                                  Summary Compensation Table
                                  --------------------------

                                                               Long Term Compensation
                                                               ----------------------
                                   Annual Compensation       Awards             Payouts
Name and Principal                 -------------------       -----              -------
------------------                                         Restricted
Position                                     Other Annual   Stock    Options/  LTIP       All Other
--------              Year  Salary    Bonus  Compensation   Awards $  SARs #  Payout    Compensation
                      ----  ------    -----  ------------  ---------  ------  ------    ------------
John M. Hickey        2001  $ -0-      -0-       -0-        60,000     -0-     -0-          -0-
President/Director    2000    -0-      -0-       -0-        48,000     -0-     -0-          -0-
                      1999    -0-      -0-       -0-        48,000     -0-     -0-          -0-

John R. Rask          2001    -0-      -0-       -0-         -0-       -0-     -0-          -0-
Secretary/Director    2000    -0-      -0-       -0-         -0-       -0-     -0-          -0-
                      1999    -0-      -0-       -0-         -0-       -0-     -0-          -0-

------------------------------------------------------------------------------------------------------


     Mr. Hickey provides services as president to the Company through Manhattan Communications, Inc. Mr. Hickey is the controlling shareholder of Manhattan Communications. In each of the years 1999, 2000 and 2001, the Company issued restricted common shares in lieu of cash payment for Mr. Hickey's services.

Employment Contracts and Termination of Employment and Change in Control Arrangement

     In the past three years no executive officer has received any amounts in connection with an executive officer's resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


--------------------------------------------------------------------------------

          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

--------------------------------------------------------------------------------


     The following table sets forth as of October 1, 2001, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 160,238,322 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.


Title of                                               Amount and Nature of
Class         Name of Beneficial Owner                 Beneficial Ownership  Percentage of Class
-----         ------------------------                 --------------------  -------------------
Common        John M. Hickey                                 4,740,000            .03%
              1601-1415 West Georgia Street
              Vancouver, B.C. V6G 3C8

Common        John R. Rask                                     401,200            .00%
              1909 Monroe Ave.
              Butte, Montana 59701

Common        Charles Yourshaw                                  30,033            .00%
              2520 West Norwegian Street
              Pottsville, Pennsylvania 17901

Common        Kelly Bowman, M.D.                                   -0-            .00%
              3314 Royal Ascot Run




              Gotha, Florida 34734

----------------------------------------------------------------------------------------------


Common        All Officers and Directors as a Group:
              (4 persons)                                    5,171,233            .03%

----------------------------------------------------------------------------------------------


     The shares attributed to Mr. Hickey are held of record by Manhattan Communications, Inc. Mr. Hickey owns the controlling interest in Manhattan Communications, Inc., and may therefore be deemed to be the beneficial owner of these shares.

--------------------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------


     For a number of years, the Company has contracted with Manhattan Communications, Inc., to retain the services of John M. Hickey to serve as president of Ambra Resources. Mr. Hickey owns the controlling interest in Manhattan Communications, and therefore may be deemed to be the beneficial owner of the shares held by Manhattan Communications. Prior to the current fiscal year, the Company paid Manhattan Communications approximately $48,000 per year for Mr. Hickey's services and reimbursed Manhattan Communications for all expenses incurred on the Company's behalf. At the beginning of this fiscal year, the Company increased the annual compensation amount to $60,000. The Company still pays all expenses incurred on its behalf by Manhattan Communications and Mr. Hickey.

--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------



(a)  Reports on Form 8-K.

                 None.

(b)  Exhibits.

                 None.

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



                                          AMBRA RESOURCES GROUP, INC.


Date: October 10, 2001                    By /s/ John M. Hickey
                                          --------------------------------------
                                          John M. Hickey, President and Director



Date: October 10, 2001                    By /s/ John R. Rask
                                          --------------------------------------
                                          John R. Rask, Secretary and Director