Form 10-Q
period 2001-09-30
AMBRA RESOURCES GROUP INC
filed 2001-11-08
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to ________



Commission File number      O-11695
                      ---------------------


                           AMBRA RESOURCES GROUP, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

         UTAH                                                   87-0403828
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

610-800 West Pender Street, Vancouver., Canada,                   V6C 2V6
-------------------------------------------------           ------------------
(Address of principal executive offices)                        (Zip Code)

                                 1-604-669-2723
                 -----------------------------------------------
               Registrant's telephone number, including area code



                 -----------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                       Outstanding as of  September  30, 2001
      ---------------------               --------------------------------------
      Common  Stock, $0.001                            160,238,322


                                        INDEX


                                                                                 Page
                                                                                 Number
                                                                                 ------
PART I.

          ITEM 1.  Financial Statements (unaudited)................................3

                   Balance Sheets..................................................4
                     September 30, 2001 and June 30, 2001

                   Statements of Operations
                     Three  months ended September 30, 2001  and  2000.............5 and the period  January 27, 1984 to September 30, 2001

                   Statements of Cash Flows
                      Three months ended September 30, 2001 and  2000..............6 and the period  January 27, 1984 to September 30, 2001

                   Notes to Financial Statements...................................7

          ITEM 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations................11

PART II.           Other Information..............................................12

                   Signatures.....................................................13

PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


This filing contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.




                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Ambra Resources Group, Inc. ( development stage company) at September 30, 2001 and June 30, 2001, and the statements of operations and cash flows for the three months ended September 30, 2001 and 2000 and the period January 27, 1984 to September 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 31, 2001, are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.


                                 AMBRA RESOURCES GROUP, INC.
                                 ( Development Stage Company)
                                        BALANCE SHEETS
                             September 30, 2001 and June 30, 2001
--------------------------------------------------------------------------------------------


                                     ASSETS
                                                                  Sept  2001      June  2001
                                                                  -----------    -----------
CURRENT ASSETS
   Cash .......................................................   $   850,284    $ 1,517,209
    Accounts receivable - income tax refund ...................       162,994        166,012
    Accounts receivable .......................................         8,000          8,000
                                                                  -----------    -----------
       Total Current Assets ...................................     1,021,278      1,691,221
                                                                  -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
       depreciation - Note 2 ..................................       233,783        236,304
                                                                  -----------    -----------

OTHER ASSETS
    Advance deposits ..........................................       250,000           --
    Account receivable - related party ........................         1,296
    Mining claims - Note 3 ....................................          --             --
    Oil leases -  Note 4 ......................................       243,202         67,913
    Other assets ..............................................         9,645          9,645
                                                                  -----------    -----------
       Total Other Assets .....................................       504,143         77,558
                                                                  -----------    -----------
                                                                  $ 1,759,204    $ 2,005,083
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - related parties ........................   $     7,889    $    18,952
    Accounts payable ..........................................   $    31,388         21,046
                                                                  -----------    -----------
       Total Current Liabilities ..............................        39,277         39,998
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY
    Common stock
       400,000,000 shares authorized, at $.001 par value;
       160,238,322 shares issued and outstanding on September 30;     160,238        158,138
       158,138,322 on June 30
    Capital in excess of par value ............................     7,102,821      7,041,922
    Stock subscriptions receivable ............................      (110,265)      (110,265)
    Deficit accumulated during the development stage ..........    (5,432,867)    (5,124,710)
                                                                  -----------    -----------
       Total Stockholders' Equity .............................     1,719,927      1,965,085
                                                                  -----------    -----------
                                                                  $ 1,759,204    $ 2,005,083
                                                                  ===========    ===========


    The accompanying notes are an integral part of these financial statements


                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 2001 and 2000 and the
        Period January 27, 1984 (date of inception) to September 30, 2001

------------------------------------------------------------------------------------

                                                                   January 27, 1984
                                    Sept 30,         Sept 30,    (Date of Inception)
                                      2001             2000        to Sept 30, 2001
                                 -------------    -------------    ----------------
REVENUES

   Rents and interest ........   $       8,139    $      12,826    $        291,616
                                 -------------    -------------    ----------------

EXPENSES

  Exploration, development, ..         310,296          142,908           7,036,785
       and promotion
  Depreciation ...............           6,000            2,186              42,453


                                       316,296          145,094           7,079,238
                                 -------------    -------------    ----------------

NET LOSS - before other income        (308,157)        (132,268)         (6,787,622)

GAIN FROM SALE OF ASSETS .....            --            193,860           1,354,755
                                 -------------    -------------    ----------------

NET PROFIT (LOSS) ............   $    (308,157)   $      61,592    $     (5,432,867)
                                 =============    =============    ================


LOSS PER COMMON SHARE

       Basic .................   $        --      $        --
                                 -------------    -------------



AVERAGE OUTSTANDING SHARES

       Basic .................     160,238,322      158,138,322
                                 -------------    -------------



   The accompanying notes are an integral part of these financial statements.



                                     AMBRA RESOURCES GROUP, INC.
                                     ( Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                    For the Three Months Ended September 30, 2001 and 2000 and the
                  Period January 27, 1984 (Date of Inception) to September 30, 2001
----------------------------------------------------------------------------------------------------

                                                                                    January 27, 1984
                                                          Sept           Sept     (Date of Inception)
                                                          2001           2000       to Sept 30, 2001
                                                       -----------    -----------    --------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net profit (loss) ...............................   $  (308,157)   $    61,592    $   (5,432,867)
   Adjustments to reconcile net loss
      to net cash provided by operating
      activities
          Depreciation .............................         6,000          2,186            42,453
          Common capital stock issued
            for services & expenses ................        63,000           --           4,260,264
          Gain from sale of assets .................          --             --          (1,354,755)
          (Increase) decrease in accounts receivable         1,721       (330,728)         (172,291)
          Increase (decrease) in liabilities .......          (721)       (60,589)           39,277
                                                       -----------    -----------    --------------
            Net Cash Used By Operations ............      (238,157)      (327,539)       (2,617,919)
                                                       -----------    -----------    --------------

CASH FLOWS FROM INVESTING
   ACTIVITIES

   Advance deposits ................................      (250,000)          --            (250,000)
   Purchase of other assets ........................          --             --              (9,645)
   Purchase of property & equipment ................        (3,479)          --            (276,236)
   Purchase of  oil & gas leases ...................      (175,289)          --            (243,202)
   Net sales of assets .............................          --           (1,140)        1,638,159
                                                       -----------    -----------    --------------
                                                          (428,768)        (1,140)          859,076
                                                       -----------    -----------    --------------
CASH FLOWS FROM FINANCING
   ACTIVITIES

   Net proceeds from sale of capital stock .........          --             --           2,609,127
                                                       -----------    -----------    --------------
   Net increase (decrease) in cash .................      (666,925)      (328,679)          850,284

   Cash at beginning of year .......................     1,517,209      1,086,224              --
                                                       -----------    -----------    --------------

   Cash at end of year .............................   $   850,284    $   757,545    $      850,284
                                                       ===========    ===========    ==============


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


Property and Equipment
----------------------

The Company's property and equipment consists of the following:

             Office equipment                             $ 143,359
             Residential rentals                            132,877
             Less  accumulated depreciation                 (42,453)
                                                           ---------
                                                            233,783
                                                           ---------

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


Income Taxes
------------

At September 30, 2001, the Company had a net operating loss carry forward of $5,432,867. The tax benefit of approximately $1,629,860 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is unable to establish a predictable projection of operating profits for future years.

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

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, accounts receivable, advance deposits, and accounts payable, are considered by management to be their estimated fair values.


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


4.  OIL LEASES

BEAUFORT  SEA  PROJECT  - cost $67,913
----------------------

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



HUGHES PROSPECT, Robertson County, Texas - cost $175,289
----------------------------------------

During July 2001 the Company purchased a 50% interest in oil, gas, and mineral leases containing net mineral 6340 net mineral acres in the final stages of leasing all having 3 to 4 year terms. The acreage will support a possible 150 net wells with a potential 600 BCF recoverable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------


General
-------

The Company is a development stage company engaged in the acquisition of interests in gas and oil properties. The Company has been engaged in the gas and oil business since 1995.

During July 2001 the Company purchased a 50% interest in oil, gas, and mineral leases containing net mineral 6340 net mineral acres in the final stages of leasing all having 3 to 4 year terms. The acreage will support a possible 150 net wells with a potential 600 BCF recoverable.


Liquidity and Capital Resources
-------------------------------

During the quarter ended September 30, 2001, the Company funded its operations primarily with cash on hand and funds raised during 2000 in Regulation S offerings.

The Company's material commitments for capital expenditures are limited to the Company's obligation under the Operating Agreement with Kebo Oil and Gas, Inc., to pay one percent of the costs associated with the ten well drilling program.

The Company has a limited operating history and can only estimate the future needs for capital based on the current status of the Company's operations, its current plans and current economic condition. The Company expects that its existing cash reserves, cash flows from operations and financing, will be sufficient to cover the Company's cash requirements for the next twelve months.

The Registrant has plans to further develop its properties which will require part of its current working capital.

Results of Operations

    Comparison of the quarter ended September 30, 2001 and the quarter ended
                               September 30, 2000

The Company sustained a net loss of $308,157 in the quarter ended September 30, 2001, compared to a profit of $61,592 for the quarter ended September 30, 2000. The $369,749 change from a profit to a loss was largely effected by the sale of part of the Company's interest in oil and gas leases in Alberta, Canada and Billings, Montana during the quarter ended September 30, 2000.

A comparison of the principal operating expenses for each quarter follows:

                            September 30, 2001  September 30, 2000
                            ------------------  ------------------

Exploration ................   $      6,878      $     17,202
Office supplies and expenses         21,724             5,589
Consultants ................         83,616            33,284
Travel and entertainment ...         72,088            38,894



                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
                            ITEM 1. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

   None.



--------------------------------------------------------------------------------
                           ITEM 2.  CHANGES IN SECURITIES
--------------------------------------------------------------------------------

During the quarter ended September 30, 2001 the Company issued 2,100,000 shares of its common stock at $.03 for services and expenses.


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


                                                   AMBRA RESOURCES GROUP, INC.
                                                          (Registrant)


Dated: November 6, 2001                           By  /s/ John M. Hickey
                                                     ---------------------------
                                                     John M. Hickey, President