Form 10-Q
period 2001-12-31
AMBRA RESOURCES GROUP INC
filed 2002-02-14
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001
                               -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission File number    O-11695
                       -------------

                           AMBRA RESOURCES GROUP, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

          UTAH                                                    87-0403828
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

610-800 West Pender Street, Vancouver., Canada,                     V6C 2V6
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class                    Outstanding as of December 31, 2001
         ---------------------           -----------------------------------
         Common  Stock, $0.001                       160,238,322

                                      INDEX


                                                                          Page
                                                                         Number
PART I.                                                                  ------

   ITEM 1.   Financial Statements (unaudited)..............................3

             Balance Sheets................................................4
               December 31, 2001 and June 30, 2001

             Statements of Operations
               Three and six months ended December 31, 2001  and  2000 ....5 and the period  January 27, 1984 to December 31, 2001

             Statements of Cash Flows
                Six months ended December 31, 2001 and  2000...............6 and the period  January 27, 1984 to December 31, 2001

             Notes to Financial Statements.................................7

   ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............11

PART II.     Other Information............................................12

             Signatures...................................................13

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


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Ambra Resources Group, Inc. ( development stage company) at December 31, 2001 and June 30, 2001, and the statements of operations and cash flows for the three and six months ended December 31, 2001 and 2000 and the period January 27, 1984 to December 31, 2001, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2001, are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.




                                 AMBRA RESOURCES GROUP, INC.
                                ( Development Stage Company)
                                       BALANCE SHEETS
                             December 31, 2001 and June 30, 2001
-------------------------------------------------------------------------------------------


                                           ASSETS
                                                                  Dec  2001      June  2001
                                                                 -----------    -----------
CURRENT ASSETS
   Cash                                                          $   586,305    $ 1,517,209
    Accounts receivable - income tax refund                          158,566        166,012
    Accounts receivable                                                8,000          8,000
                                                                 -----------    -----------
       Total Current Assets                                          752,871      1,691,221
                                                                 -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - Note 2                                           229,545        236,304
                                                                 -----------    -----------

OTHER ASSETS
    Advance deposits                                                 250,000           --
    Account receivable - related party                                16,228
    Mining claims - Note 3                                              --             --
   Oil leases -  Note 4                                              243,202         67,913
    Other assets                                                       9,645          9,645
                                                                 -----------    -----------
       Total Other Assets                                            519,075         77,558
                                                                 -----------    -----------
                                                                 $ 1,501,491    $ 2,005,083
                                                                 ===========    ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - related parties                           $     7,889    $    18,952
   Accounts payable                                                   11,652         21,046
                                                                 -----------    -----------
       Total Current Liabilities                                      19,541         39,998
                                                                 -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock
     400,000,000 shares authorized, at $.001 par value;
     160,238,322 shares issued and outstanding on December 31;       160,238        158,138
      158,138,322 on June 30
   Capital in excess of par value                                  7,102,821      7,041,922
    Stock subscriptions receivable                                  (110,265)      (110,265)
   Deficit accumulated during the development stage               (5,670,844)    (5,124,710)
                                                                 -----------    -----------
       Total Stockholders' Equity                                  1,481,950      1,965,085
                                                                 -----------    -----------
                                                                 $ 1,501,491    $ 2,005,083
                                                                 ===========    ===========


          The accompanying notes are an integral part of these financial statements


                                             -4-



                                             AMBRA RESOURCES GROUP, INC.
                                            ( Development Stage Company)
                                              STATEMENTS OF OPERATIONS
                            Forthe Three and Six Months Ended December 31, 2001 and 2000
                      and the Period January 27, 1984 (date of inception) to December 31, 2001

--------------------------------------------------------------------------------------------------------------------

                                          Three Months                      Six Months
                                      Dec             Dec              Dec              Dec         Jan 27, 1984 to
                                      2001            2000             2001             2000          Dec 31, 2001
                                 -------------    -------------    -------------    -------------    -------------
REVENUES

   Rents and interest            $      13,768    $       5,085    $      21,907    $      17,911    $     305,384
                                 -------------    -------------    -------------    -------------    -------------

EXPENSES

  Exploration                           41,051          655,528           41,051          655,528          696,579
  Administrative                       204,694          323,904          514,990          466,812        6,585,951
  Depreciation                           6,000            6,153           12,000            8,339           48,453
                                 -------------    -------------    -------------    -------------    -------------
                                       251,745          985,585          568,041        1,130,679        7,330,983
                                 -------------    -------------    -------------    -------------    -------------

NET LOSS - before other income        (237,977)        (980,500)        (546,134)      (1,112,768)      (7,025,599)

  Gain on sale of assets                  --             89,460             --            283,320        1,354,755
                                 -------------    -------------    -------------    -------------    -------------


NET LOSS                         $    (237,977)   $    (891,040)   $    (546,134)   $    (829,448)   $  (5,670,844)
                                 =============    =============    =============    =============    =============



LOSS PER COMMON SHARE

       Basic                     $        --      $        (.01)   $        --      $        --
                                 -------------    -------------    -------------    -------------



AVERAGE OUTSTANDING
     SHARES

          Basic                    160,238,322      145,508,322      160,238,322      145,508,322
                                 -------------    -------------    -------------    -------------









                     The accompanying notes are an integral part of these financial statements.

                                                         -5-


                                   AMBRA RESOURCES GROUP, INC.
                                   ( Development Stage Company)
                                     STATEMENTS OF CASH FLOWS
                       For the Six Months Ended December 31, 2001 and 2000
            and the Period January 27, 1984 (Date of Inception) to December 31, 2001
---------------------------------------------------------------------------------------------------

                                                                                  January 27, 1984
                                                           Dec           Dec     (Date of Inception)
                                                           2001          2000      to Dec 31, 2001
                                                       -----------    -----------  ---------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net profit (loss)                                   $  (546,134)   $  (829,448)   $(5,670,844)
    Adjustments to reconcile net loss
       to net cash provided by operating
       activities
          Depreciation                                      12,000          8,339         48,453
           Common capital stock issued
              for services & expenses                       63,000        328,000      4,260,264
           Gain from sale of assets                           --             --       (1,354,755)
          (Increase) decrease in accounts receivable        (8,782)         9,412       (182,794)
           Increase (decrease) in liabilities              (20,458)       (67,570)        19,540
                                                       -----------    -----------    -----------
           Net Cash Used By Operations                    (500,374)      (551,267)    (2,880,136)
                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
    Advance deposits                                      (250,000)       (34,014)      (250,000)
    Purchase of other assets                                  --             --           (9,645)
   Purchase of property & equipment                         (5,241)       (79,340)      (277,998)
   Purchase of  oil & gas leases                          (175,289)      (151,014)      (243,202)
    Net sales of assets                                       --          280,480      1,638,159
                                                       -----------    -----------    -----------
                                                          (430,530)        16,112        857,314
                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Net proceeds from sale of capital stock                    --             --        2,609,127
                                                       -----------    -----------    -----------
   Net increase (decrease) in cash                        (930,904)      (535,155)       586,305

   Cash at beginning of year                             1,517,209      1,086,224           --
                                                       -----------    -----------    -----------

   Cash at end of year                                 $   586,305    $   551,069    $   586,305
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

Property and Equipment
----------------------

The Company's property and equipment consists of the following:

Office equipment                 $ 145,121
Residential rentals                132,877
Less  accumulated depreciation     (48,453)
                                 ---------
                                   229,545
                                 ---------

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

Income Taxes
------------

At December 31, 2001, the Company had a net operating loss carry forward of $5,670,844. The tax benefit of approximately $1,701,253 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is unable to establish a predictable projection of operating profits for future years.

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

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash and account receivables. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality. Accounts receivable are unsecured however management considers them to be collectable.

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

HUGHES PROSPECT, Robertson County, Texas - cost $175,289
----------------------------------------

During July 2001 the Company purchased a 50% interest in oil, gas, and mineral leases containing 6340 net mineral acres in the final stages of leasing all having 3 to 4 year terms. The acreage will support a possible 150 net wells with a potential 600 BCF recoverable.

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

Liquidity and Capital Resources

During the quarter ended December 31, 2001, the Company funded its operations primarily with cash on hand and funds raised during 2000 in Regulation S offerings.

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

Results of Operations

     Comparison of the quarter ended December 31, 2001 and the quarter ended December 31, 2000

The Company sustained a net loss of $237,977 in the quarter ended December 31, 2001, compared to a net loss of $891,040 for the quarter ended December 31, 2000. The $653,063 decrease in the loss was largely effected by a decrease in the exploration activity.

A comparison of the principal operating expenses for each quarter follows:

                          December 31, 2001  December 31, 2000
                           ---------------    ---------------
Exploration                $        41,051    $       655,528
Administrative                      36,700             72,991
Consultants                        107,856            167,291
Travel and entertainment            60,138             83,622
Depreciation                         6,000              6,163
                           ---------------    ---------------

                           $       251,745    $       985,585
                           ---------------    ---------------


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

No new shares were issued during the quarter ended December 31, 2001


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

   None.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                                   AMBRA RESOURCES GROUP, INC.
                                                          (Registrant)


Dated: February 13, 2002                      By  /s/ John M. Hickey
                                                --------------------------------
                                                   John M. Hickey, President