Form 10-Q
period 2002-03-31
AMBRA RESOURCES GROUP INC
filed 2002-05-08
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002
                                                --------------

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ---------------

Commission File number     O-11695
                      ------------------

                           AMBRA RESOURCES GROUP, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

           UTAH                                                   87-0403828
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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



    ------------------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class                   Outstanding as of March  31, 2002
         ---------------------          ---------------------------------
         Common  Stock, $0.001                     160,238,322

                                      INDEX


                                                                         Page
                                                                        Number
PART I.

    ITEM 1.  Financial Statements (unaudited)..............................3

             Balance Sheets................................................4
               March 31, 2002 and June 30, 2001

             Statements of Operations
               Three and nine months ended March 31, 2002  and  2001 ......5 and the period  January 27, 1984 to March 31, 2002

             Statements of Cash Flows
                Nine months ended March 31, 2002 and  2001.................6 and the period  January 27, 1984 to March 31, 2002

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


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Ambra Resources Group, Inc. ( development stage company) at March 31, 2002 and June 30, 2001, and the statements of operations and cash flows for the three and nine months ended March 31, 2002 and 2001 and the period January 27, 1984 to March 31, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.




                                       AMBRA RESOURCES GROUP, INC.
                                       ( Development Stage Company)
                                              BALANCE SHEETS
                                     March 31, 2002 and June 30, 2001
---------------------------------------------------------------------------------------------------------


                                                  ASSETS
                                                                               Mar  2002     June  2001
                                                                              -----------    -----------
CURRENT ASSETS
   Cash                                                                       $   425,320    $ 1,517,209
    Accounts receivable - income tax refund                                       158,466        166,012
    Accounts receivable                                                             8,000          8,000
                                                                              -----------    -----------
       Total Current Assets                                                       591,786      1,691,221
                                                                              -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - Note 2                                                        262,250        236,304
                                                                              -----------    -----------

OTHER ASSETS
    Advance deposits                                                               54,114           --
    Accounts receivable - related parties                                         139,763
    Oil leases -  Note 4                                                          192,925         67,913
    Other assets                                                                    9,645          9,645
                                                                              -----------    -----------
       Total Other Assets                                                         396,447         77,558
                                                                              -----------    -----------
                                                                              $ 1,250,483    $ 2,005,083
                                                                              ===========    ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - related parties                                        $     7,889    $    18,952
   Accounts payable                                                                 4,527         21,046
                                                                              -----------    -----------
       Total Current Liabilities                                                   12,416         39,998
                                                                              -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock
     400,000,000 shares authorized, at $.001 par value;
     160,238,322 shares issued and outstanding on March 31;                       160,238        158,138
      158,138,322 on June 30
   Capital in excess of par value                                               7,102,821      7,041,922
    Stock subscriptions receivable                                                (75,265)      (110,265)
   Deficit accumulated during the development stage                            (5,949,727)    (5,124,710)
                                                                              -----------    -----------
       Total Stockholders' Equity                                               1,238,067      1,965,085
                                                                              -----------    -----------
                                                                              $ 1,250,483    $ 2,005,083
                                                                              ===========    ===========


                The accompanying notes are an integral part of these financial statements


                                                   -4-



                                                     AMBRA RESOURCES GROUP, INC.
                                                    ( Development Stage Company)
                                                      STATEMENTS OF OPERATIONS
                                 Forthe Three and Nine Months Ended March 31, 2002 and 2001 and the
                                    Period January 27, 1984 (date of inception) to March 31, 2002

----------------------------------------------------------------------------------------------------------------------------------



                                               Three Months                           Nine Months
                                         Mar                 Mar                Mar                  Mar           Jan 27, 1984 to
                                         2002                2001               2002                 2001            Mar 31, 2002
                                    -------------       -------------       -------------       -------------       -------------
REVENUES

   Rents and interest               $      21,347       $       8,905       $      43,254       $      26,816       $     326,731
                                    -------------       -------------       -------------       -------------       -------------

EXPENSES

   Exploration                               --                23,047              41,051             229,794             696,579
  Administrative                          294,230             172,520             809,220             968,718           6,880,181
  Depreciation                              6,000               5,600              18,000              13,939              54,453
                                    -------------       -------------       -------------       -------------       -------------
                                          300,230             201,167             868,271           1,212,451           7,631,213
                                    -------------       -------------       -------------       -------------       -------------

NET LOSS - before other income           (278,883)           (192,262)           (825,017)         (1,185,635)         (7,304,482)

  Gain on sale of assets                     --             1,190,830                --             1,354,755           1,354,755
                                    -------------       -------------       -------------       -------------       -------------


NET LOSS                            $    (278,883)      $     998,568       $    (825,017)      $     169,120       $  (5,949,727)
                                    =============       =============       =============       =============       =============



LOSS PER COMMON SHARE

       Basic                        $        --         $         .01       $        (.01)      $        --
                                    -------------       -------------       -------------       -------------



AVERAGE OUTSTANDING
     SHARES

          Basic                       160,238,322         158,135,322         160,238,322         158,135,322
                                    -------------       -------------       -------------       -------------









                                        The accompanying notes are an integral part of these
                                                       financial statements.

                                                                 -5-



                                        AMBRA RESOURCES GROUP, INC.
                                       ( Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                         For the Nine Months Ended March 31, 2002 and 2001 and the
                       Period January 27, 1984 (Date of Inception) to March 31, 2002
-------------------------------------------------------------------------------------------------------------

                                                                                            January 27, 1984
                                                              Mar              Mar         (Date of Inception)
                                                              2002             2001         to Mar 31, 2002
                                                          -----------       -----------     ---------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net profit (loss)                                      $  (825,017)      $   169,120       $(5,949,727)
    Adjustments to reconcile net loss
       to net cash provided by operating
       activities
          Depreciation                                         18,000            13,939            54,453
           Common capital stock issued
              for services & expenses                          63,000           509,500         4,260,264
           Gain from sale of assets                              --                --          (1,354,755)
          (Increase) decrease in accounts receivable         (132,218)       (1,330,487)         (306,229)
           Increase (decrease) in liabilities                 (27,582)          (53,719)           12,415
                                                          -----------       -----------       -----------
               Net Cash Used By Operations                   (903,817)         (691,647)       (3,283,579)
                                                          -----------       -----------       -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

   Advance deposits                                           (54,114)          (34,014)          (54,114)
   Purchase of other assets                                      --                --              (9,645)
   Purchase of property & equipment                           (43,946)         (137,644)         (316,703)
   Purchase of  oil & gas leases                             (125,012)             --            (192,925)
   Net sales of assets                                           --             641,606         1,638,159
                                                          -----------       -----------       -----------
                                                             (223,072)          469,948         1,064,772
                                                          -----------       -----------       -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES

   Net proceeds from sale of capital stock                     35,000              --           2,644,127
                                                          -----------       -----------       -----------
   Net increase (decrease) in cash                         (1,091,889)         (221,699)          425,320

   Cash at beginning of year                                1,517,209         1,086,224              --
                                                          -----------       -----------       -----------

   Cash at end of year                                    $   425,320       $   864,525       $   425,320
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


Property and Equipment
----------------------

The Company's property and equipment consists of the following:

             Office equipment                                     $ 152,192
             Residential rentals                                    164,511
             Less  accumulated depreciation                         (54,453)
                                                                   ---------
                                                                    262,250
                                                                   =========

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


Environmental Requirements
--------------------------

At the report date environmental requirements related to the mining claims and the oil leases acquired are unknown and therefore an estimate of any future cost cannot be made.


Income Taxes
------------

At March 31, 2002, the Company had a net operating loss carry forward of $5,949,727. The tax benefit of approximately $1,784,918 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is unable to establish a predictable projection of operating profits for future years.

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


HUGHES PROSPECT, Robertson County, Texas - cost $125,012
----------------------------------------

During July 2001 the Company purchased a 50% interest in oil, gas, and mineral leases containing 6340 net mineral acres in the final stages of leasing all having 3 to 4 year terms. The acreage will support a possible 150 net wells with a potential 600 BCF recoverable.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 4% of the outstanding common capital stock of the Company and have made non interest bearing demand loans of $7,889 to the Company. The Company has made non interest bearing demand loans to affiliated companies of $139,763.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------


General

The Company is a development stage company engaged in the acquisition of interests in gas and oil properties since 1995.

During July 2001 the Company purchased a 50% interest in oil, gas, and mineral leases containing net mineral 6340 net mineral acres in the final stages of leasing all having 3 to 4 year terms. The acreage will support a possible 150 net wells with a potential 600 BCF recoverable.

Liquidity and Capital Resources

During the quarter ended March 31, 2002, the Company funded its operations primarily with cash on hand from funds raised during 2000 in Regulation S offerings.

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

Results of Operations

     Comparison of the quarter ended March 31, 2002 and the quarter ended December 31, 2001

The Company sustained a net loss of $278,883 in the quarter ended March 31, 2002, compared to a net profit of $998,568 in the quarter ended March 31, 2001. The profit for the quarter ended March 31, 2001 was due to the sale of oil and gas leases which resulted in a profit of $1,190,830. The expenses increased for the current quarter due to a greater effort to find a potentially profitable business opportunity to acquire.

A comparison of the principal operating expenses for each quarter follows:





                                                 March 31, 2002   March 31, 2001
                                                 --------------   --------------

Exploration                                         $   --           $ 23,047
Administrative                                       101,689           77,634
Consultants                                           46,235           62,107
Travel and entertainment                             146,306           32,779
Depreciation                                           6,000            5,600
                                                    --------         --------

                                                    $300,230         $201,167
                                                    --------         --------



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

No new shares were issued during the quarter ended March 31, 2002



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


Dated: May 7, 2002                              By  /s/ John M. Hickey
                                                    ----------------------------
                                                    John M. Hickey,  President