Form 10KSB
period 2002-06-30
AMBRA RESOURCES GROUP INC
filed 2002-09-25
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
       For the fiscal year ended     June 30, 2002
                                -------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from             to
                                      -----------    ------------

       Commission File number               0-11695
                             ------------------------------------

                           AMBRA RESOURCES GROUP, INC,
            ---------------------------------------------------------
               (Exact name of registrant as specified in charter)

                  Utah                                       87-0403828
-----------------------------------------------     ----------------------------
State or other jurisdiction of incorporation         (I.R.S. Employer I.D. No.)
           or organization

610 - 800 West Pender Street, Vancouver, Canada                V6C 2V6
-----------------------------------------------     ----------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code              1-604-669-2723
                                                    ----------------------------


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

State issuer's revenues for its most recent fiscal year:  $     40,556
                                                           ----------------

The aggregate market value of the issuer's voting stock held as of September 20, 2002, by non-affiliates of the issuer based on the closing daily price as quoted on the OTCBB was $1,550,670

As of September 20, 2002, the registrant had 160,238,322 shares of common stock issued and outstanding.

Transitional Small Business          Disclosure Format.       Yes [  ] No [X]

Documents incorporated by reference: None.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I
------
                                                                            Page
                                                                            ----

ITEM 1.   DESCRIPTION OF BUSINESS                                            3

ITEM 2.   DESCRIPTION OF PROPERTIES                                          8

ITEM 3.   LEGAL PROCEEDINGS                                                  9

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  9


PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           10


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          11

ITEM 7.   FINANCIAL STATEMENTS                                               13

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           32


PART III
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                 32

ITEM 10.  EXECUTIVE COMPENSATION                                             33

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                    34

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     35


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   36

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


Oil and Gas Properties

     Wharton County, Texas
     ---------------------

     In June 2001, the Company acquired from Consolidated Petroleum Partners I, LLC., a one percent working interest in a ten well oil and gas drilling project. The oil and gas leases for the project are located in the Wharton County area in Texas. These leases cover approximately 1,742 acres. Kebo Oil and Gas, Inc., is the operator of oil and gas exploration on the property covered by these leases. The Operating Agreement states the initial ownership interests of the parties in the covered leases, specifies procedures for confirming and adjusting the interests of the parties and sets forth agreements concerning future acquisitions or transfers of interests of the leases. The Operating Agreement also has provisions that allow a party to propose the drilling of a well on properties covered by the covered leases and allow the other party to elect whether or not to participate in the proposed drilling. If a party elects to not pay its share of the cost of drilling a proposed well, such non-participating party must surrender to others who do participate, upon request, its interest in the well. The Operating Agreement also provides rules for managing the production, maintenance and abandonment of wells drilled on the covered leases, has provisions that specify the liability of the parties for various expenses and expenditures for or related to operations on the covered leases and sets forth various procedures for operations on the covered leases and making decisions under the Operating Agreement.

     To date the Company has drilled two of the ten wells. The first well drilled was the Hutchins-Peareson No. 6. This well was drilled to a depth of 8,000 feet. Gas was found at 7,600 feet. This well was tied into a Kebo Oil and Gas pipeline. The well went on-line on August 3, 2001, and is currently producing an average of 400 Mcfd. To date, the cost to the Company of this well has been $9,677. The monthly income is approximately $200 per month.

     The other test well drilled was the Krenek No. 2 well. This well was drilled to a depth of 5,200 feet. At 4,400 feet the anomaly that showed turned out to be remnant sands. At a depth between 4,400 feet and 4,500 feet, two feet of gas over water was discovered. Gas of this nature cannot be recovered on an economically feasible basis. Therefore, this well has been closed. The cost of the well was $2,530.

The balance of the ten well parogram was canceled.

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

     The other partners in the project are controlled by Exxon Oil Corporation, Anderson Oil and Gulf Canada Resources. There are no immediate plans to develop the area until a pipeline is built to transport the gas.

     Venture Oil and Gas, Inc.
     -------------------------

     In October 1999, the Company entered into an agreement to acquire 75% of the outstanding stock of Venture Oil and Gas, Inc. by the issuance of 2,250,000 common shares of the Company and cash of $140,000. Venture Oil and Gas, Inc., has interests in various oil properties, some of which have the well equipment installed. Some of the wells are near the production stage, however, additional costs will be required to bring them into production.

     The Company believes that Venture Oil and Gas has breached various terms of their agreement. Both parties agree that it is in the best interest of each company and their respective shareholders to terminate the relationship between the companies. An amicable agreement was made whereby Venture will arramge to have Royal T Oil assign the 6.5% working interest in the Bastian Bay Field Lease #16152 in Plaquamines Parish Louisiana to Ambra. This assignment is expected to be completed by October 2002.

     Hughes Prospect, Robertson County, Texas
     ----------------------------------------

     During July 2001 the Company purchased a 50% interest in oil, gas, and mineral leases containing 6340 net mineral acres in the final stages of leasing, all having 3 to 4 year terms. The acreage will support a possible 150 net wells with potential 600 BCF recoverable.

     During  January 2002 Matador E&P Company  purchased 22 leases  representing
868.38 net acres and the Company recovered $50,277 of its initial investment. The balance of the leases are still for sale.

Selection of Target Areas for Acquisition

     The Company will continue to explore and investigate the acquisition of interests in other oil and gas properties. In most cases, the Company has and will continue to seek to acquire only partial interests in properties thereby spreading our risk. This will also allow it to acquire interests in more properties than the Company otherwise could if it were to acquire complete interests in properties.

     Rather than employ the significant staff that would be required to operate the wells the Company may acquire, it will continue to seek out and locate qualified local operators, whom it will contract to manage the daily operations of the particular properties. This aids us in keeping our overhead to a minimum.

     The Company will seek to purchase interests for cash and in exchange for share of its common stock, where allowed by law. The purchases made with cash will be made with cash on hand, internally generated capital, financed through conventional loans made by oil and gas lenders or through funds made available through equity financing. The Company may consider issuing common stock to project owners in situations where the project has significant upside potential due to proven reserves that are behind pipe or that are undeveloped and for which traditional financing cannot be obtained.

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

Competition

     The oil and gas industry is highly competitive. Competition for prospects and producing properties is intense. As the Company pursues new opportunities in oil and gas exploration, it will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than the Company. The bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. The presence in the market of bidders willing to pay prices higher than are supported by the Company's evaluation criteria could further limit the ability of the Company to acquire prospects and low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by the

Company or that the Company will be able to obtain financing for or participants to join in the development of prospects.

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

--------------------------------------------------------------------------------
                        ITEM 2. DESCRIPTION OF PROPERTIES
--------------------------------------------------------------------------------


Oil and Gas Properties

     The Company holds a one percent interest in one well oil and gas drilling project located in the Wharton County area prospect, located in and around Wharton County, Texas.

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

     The Company purchased a 50% interest in oil, gas, and mineral leases containing 6340 net mineral acres in the final stages of leasing, known as the Hughes Prospect, Robertson County, Texas, all having 3 to 4 year terms. The acreage will support as possibae 150 net wells with potential 600 BCF recoverable. During January 2002 Matador E&P Company purchased 22 leases representing 868.38 net acres and the Company recovered $50,277 of its initial investment. The balance of the leases are still for sale.


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

Rental Properties

     Abbecombec Ocean Village Resort
     -------------------------------

     On or about May 31, 1995, the Company purchased two vacation homes in the Abbecombec Ocean Village Resort located on the shore of Clam Bay, which is 40 miles east of Halifax, Nova Scotia. The Company currently rents one of the dwellings at rate of $450 per month. This dwelling is covered under an annual lease which automatically renews each year unless cancelled . The other for $650 per month on a month to month basis.

Executive Offices

     The Company currently leases 1,500 square feet of executive office space located at 610- 800 West Pender Street, Vancouver, Canada, V6C 2V6. The offices are rented from 800 West Pender LTD., for $2,555Cn per month. The Company's current lease agreement expires February, 2004. The Company believes this space will be sufficient for its needs through the expiration of the lease agreement.

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

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------


     No matters were submitted to a vote of the Company's shareholders during the fiscal year ended June 30, 2002.

--------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "ABRG." As of June 30, 2002, the Company had 748 shareholders holding 160,238,322 common shares. Of the issued and outstanding common stock, 153,460,771 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission. The Company has never declared a dividend on its common shares.

     The published closing bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                               BID PRICES                      ASK PRICES
                           HIGH          LOW               HIGH         LOW

2000
----
July 1 thru Sept. 30       .10           .05               .105          .052
Oct. 1 thru Dec 31         .103          .038              .105          .04

2001
----
Jan. 1 thru Mar. 31        .0625         .033              .068          .035
Apr. 1 thru June 30        .07           .0202             .074          .0208
July 3 thru Sept. 29       .10           .05               .105          .052
Oct. 2 thru Dec. 29        .103          .038              .105          .04

2002
----
Jan. 2 thru Mar. 30        .023          .022              .023          .023
Apr. 2 thru June 29        .011          .01               .011          .01


     The foregoing figures were furnished to the Company by Pink Sheets, L.L.C., 304 Hudson Street, 2nd Foor, New York, New York 10013.

     Recent Sales of Unregistered Securities

     On August 28, 2001, the Company issued 900,000 shares of its common stock to Computer Wizards Consulting, Inc., in lieu of cash payment of furnishings rental expense and computer and website maintenance and consulting fees and for the quarter ended September 30, 2001. The Company also issued 600,000 shares, in lieu of cash payment to Charles Parker Smith for public and investor relations services rendered to and expenses incurred on behalf of the Company during the quarter ended September 30, 2001. The Company issued 600,000 shares to Manhattan Communications, Inc., for services rendered and expenses incurred by John M. Hickey, as the Company's president, during the quarter ended September 30, 2001. John M. Hickey, may be deemed to be the beneficial owner of the shares purchased by Manhattan Communications, Inc. All of the shares issued on August 28, 2001, were valued at $.03 per share. The Company paid no commissions and received no cash for the shares. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

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


--------------------------------------------------------------------------------
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------


General

     The Company is a development stage company engaged in the exploration of gas and oil. The Company has been engaged in the gas and oil business since 1995. We did not produce any natural gas or oil prior to August 2001.


Liquidity and Capital Resources

     During the fiscal year ended June 30, 2002, the Company funded its operations primarily with cash on hand and funds raised during 2000 and 2001 in Regulation S offerings.

     As of June 30, 2002, the Company had cash on hand of $ 251,998.

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

Results of Operations

     Comparison of the year ended June 30, 2002 and the year ended June 30, 2001

     The Company generated a loss of $1,216,953 in the year ended June 30, 2002, compared to a loss of $807,576 for the year ended June 30, 2001. The $409,377 increase in loss is largely the result of the one time sale of the Company's 5.8% interest in certain oil and gas leases in Alberta, Canada and Billings, Montana during the prior year. The Company had $40,556 in revenue for the twelve months ended June 30, 2002 compared to $28,350 in the same period for 2001.

     During the year ended June 30, 2002, the Company spent $1,191,385 in exploration, development and promotion, which included $281,762 in travel expenses related to the Company's projects in Texas, and Louisiana; and consulting fees and expenses of $322,190. During the same period ended June 30, 2001, the Company spent $2,168,699. The $977,314 decrease was due primarily to to a decrease in the exploration costs of $740,001 and a decrease in the consultants fees of $249,878.

     Rental expenses increased from $67,510 in 2001 to $153,444 in 2002 caused by the opening of a new office in Salt Lake City, Utah.

     Comparison of the year ended June 30, 2001 and the year ended June 30, 2000

     The Company generated a loss of $807,576 in the year ended June 30, 2001, compared to a loss of $1,029,239 for the year ended June 30, 2000. The $221,663 reduction in loss is largely due to the sale of the oil and gas leases outlined above. The Company had $28,350 in revenue for the twelve months ended June 30, 2001 compared to $16,449 in the same period in 2000.

     During the year ended June 30, 2001, the Company spent $2,168,699 in exploration, development and promotion, which included $291,680 in travel expenses related to the Company's projects in Canada, Montana, and Louisiana and consulting fees of $572,068. During the same period ended June 30, 2000, the Company spent $1,036,944. The $1,131,755 increase was due in primarily to an increase in consulting fees and expenses .

--------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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


Board of Directors
Ambra Resources Group, Inc.
Vancouver, B.C.,  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Ambra Resources Group, Inc.(development stage company) at June 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001 and the period January 27, 1984 (date of inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ambra Resources Group, Inc. at June 30, 2002 and the results of operations, and cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.




September 20, 2002
Salt Lake City, Utah                             s/Andersen Andersen and Strong

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2002
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
   Cash                                                             $   251,998
    Accounts receivable                                                   8,000
    Account receivable - income tax refund                              168,350
                                                                    -----------
       Total Current Assets                                             428,348
                                                                    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - Note 2                                              249,063
                                                                    -----------

OTHER ASSETS
    Accounts receivable - affiliates - Note 8                           136,061
   Oil leases -  Note 4                                                  67,913
    Joint venture interest - Note 5                                     125,012
    Advance deposit                                                      38,664
    Other investments                                                     9,645
                                                                    -----------
                                                                        377,295
                                                                    -----------
                                                                    $ 1,054,706
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $    26,663
    Accounts payable - related parties - Note 8                         181,912
                                                                    -----------
       Total Current Liabilities                                        208,575
                                                                    -----------

STOCKHOLDERS' EQUITY
   Common stock
        400,000,000 shares authorized, at $.001 par value;
        160,238,322 issued and outstanding                              160,238
    Capital in excess of par value                                    7,102,821
    Stock subscriptions receivable                                      (75,265)
    Deficit accumulated during the development stage                 (6,341,663)
                                                                    -----------
       Total Stockholders' Equity                                       846,131
                                                                    -----------

                                                                    $ 1,054,706
                                                                    ============

   The accompanying notes are an integral part of these financial statements.


                               AMBRA RESOURCES GROUP, INC.
                              ( Development Stage Company)
                                STATEMENTS OF OPERATIONS
                   For the Years Ended June 30, 2002 and 2001 and the
              Period January 27, 1984 (date of inception) to June 30, 2002


                                                                      January 27, 1984
                                              June          June    (Date of Inception)
                                              2002          2001      to June 30, 2002
                                          -----------    -----------    -----------
REVENUES                                  $    40,556    $    28,350    $   324,033
                                          -----------    -----------    -----------

EXPENSES

  Exploration, development,                 1,191,385      2,168,699      7,917,874
    and administrative - Note 10
  Depreciation                                 36,124         21,982         72,577
                                          -----------    -----------    -----------
                                            1,227,509      2,190,681      7,990,451
                                          -----------    -----------    -----------

NET LOSS - before other income             (1,186,953)    (2,162,331)    (7,666,418)

GAIN (LOSS) ON SALE OF ASSETS                 (30,000)     1,354,755      1,324,755


NET LOSS                                  $(1,216,953)   $  (807,576)   $(6,341,663)
                                          ===========    ===========    ===========


LOSS PER COMMON SHARE

       Basic                              $      (.01)   $      (.01)
                                          -----------    -----------

AVERAGE OUTSTANDING
SHARES

        Basic (stated in 1000's)              159,888        147,798
                                          -----------    -----------



   The accompanying notes are an integral part of these financial statements.



                                   AMBRA RESOURCES GROUP, INC.
                                   ( Development Stage Company)
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period from January 27, 1984 (Date of Inception) to June 30, 2002
------------------------------------------------------------------------------------------------

                                                Common Stock                         Capital in
                                            -------------------        Excess of    Accumulated
                                            Shares       Amount        Par Value       Deficit
                                            ------       ------        ---------    ------------
Balance January 27, 1984
      (Date of Inception)                      --        $   --        $   --         $   --

Issuance of common stock for
   oil and gas leases                       122,086           122        19,438           --
Net income from operations
   for the period ended June 30, 1984          --            --            --            3,048
Net loss from operations
   for the year ended June 30, 1985            --            --            --          (44,556)
Issuance of common stock for cash               501             1            38           --
Net income from operations
   for the year ended June 30, 1986            --            --            --           18,018
Issuance of common stock for cash             7,774             7        19,298           --
Net loss from operations
   for the year ended June 30, 1987            --            --            --           (9,248)
Issuance of common stock for cash             6,000             6          --             --
Net income from operations
   for the year ended June 30, 1988            --            --            --           15,828
Net loss from operations
   for the year ended June 30, 1989            --            --            --          (22,000)
Capital contribution - expenses                --            --             752           --
Issuance of common stock
   for services                             900,000           900         8,100           --
Net loss from operations
   for the year ended June 30, 1993            --            --            --           (9,752)
Issuance of common stock
   for land                                 200,000           200          (200)          --
Issuance of common stock
   for services                             300,000           300         2,700           --
Issuance of common stock
   for mining claims                         50,000            50           450           --
Issuance of common stock
   for stock dividends                           16          --            --             --
Issuance of common stock
   for cash                                  22,500            23        44,977           --

            The accompanying notes are an integral part of these financial statements.



                                    AMBRA RESOURCES GROUP, INC.
                                   ( Development Stage Company)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 Period from January 27, 1984 (Date of Inception) to June 30, 2002
-------------------------------------------------------------------------------------------------

                                               Common Stock             Capital in
                                            -------------------         Excess of    Accumulated
                                            Shares       Amount         Par Value      Deficit
                                            ------       ------        ---------    ------------
Net loss from operations
   for the year ended June 30, 1994           --             --             --           (82,277)
Issuance of common stock
   for option on property                   50,000             50            450            --
Issuance of common stock
   for mining claims                       150,000            150          1,350            --
Issuance of common stock
   for expenses                             22,000             22            198            --
Issuance of common stock for cash          255,000            255        179,745            --
Net loss from operations
   for the year ended June 30, 1995           --             --             --          (115,762)
Issuance of common stock for
   expenses - September 22, 1995           137,979            138         68,850            --
Issuance of common stock for
   cash - November 2, 1995                  10,000             10          4,990            --
Issuance of common stock for
   equipment and expenses -
   November 2, 1995                      1,173,897          1,174         (1,174)           --
Issuance of common stock for
   cash - December 15, 1995                 10,000             10          4,990            --
Issuance of common stock for
   cash - February 20, 1996                 40,000             40         19,960            --
Issuance of common stock for
   expenses - April 30, 1996                20,000             20          3,980            --
Issuance of common stock for
   cash and expenses - May 8, 1996         153,000            153         30,447            --
Issuance of common stock for
   expenses - May 20, 1996                  62,500             62         12,438            --
Issuance of common stock for
   cash - May 20, 1996                      25,000             25         12,475            --
Issuance of common stock for
   oil leases - June 18, 1996              200,000            200          1,800            --
Issuance of common stock for
   expenses - June 18, 1996                300,000            300         59,700            --



            The accompanying notes are an integral part of these financial statements.



                                      AMBRA RESOURCES GROUP, INC.
                                     ( Development Stage Company)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                   Period from January 27, 1984 (Date of Inception) to June 30, 2002
---------------------------------------------------------------------------------------------------------

                                                    Common Stock               Capital in
                                               -----------------------         Excess of    Accumulated
                                               Shares           Amount         Par Value      Deficit
                                               ------           ------        ---------    ------------
Net loss from operations for
   the year ended June 30, 1996                    --              --              --          (269,717)
Issuance of additional shares resulting
   from reverse stock split - 1996            4,540,007           4,540          (4,540)           --
Issuance of common stock for accts pay
   and commissions at $.05 - 1996             1,028,600           1,029          48,730            --
Issuance of common stock for mining
   claims at $.05 - Nov 1996                    100,000             100           4,900            --
Issuance of common stock for services
   and expenses at $.05- Nov 96               2,425,200           2,425         123,065            --
Issuance of common stock for services -
    at $.05 - Jan 1997                          425,000             425          20,825            --
Issuance of common stock for services
    and expenses at $.05 - Apr 97             1,774,506           1,775          86,952            --
Issuance of common stock for oil leases
   at $.05 - May 1997                           600,000             600          29,400            --
Issuance of common stock for services
   and expenses at $.05 - May 97              2,550,000           2,550         124,950            --
Issuance of common stock for cash at
   $.10 - 1997- private placement             1,359,000           1,359         134,541            --
Issuance of common stock for oil leases
    at $.05 - June 1997                       1,240,000           1,240          60,760            --
Issuance of common stock for cash at
   $.10 - 1997 - private placement            1,008,000           1,008          99,800            --
Issuance of common stock for services
   at $.05 - June 1997                          640,000             640          30,860            --
Issuance of common stock for mining
    claims at $.05  - June 1997                 100,000             100           4,900            --
Net loss from operations for the
   year ended June 31, 1997                        --              --              --          (515,238)
Issuance of common stock for oil
   leases at $.10 - July 1997                   930,000             930          92,070            --
Issuance of common stock for payment
   of debt at $.10 - July 1997 -              1,134,480           1,134         112,314            --
Issuance of common stock for two
   residential lots at $.10 - Sept 1997         700,000             700          69,300            --



              The accompanying notes are an integral part of these financial statements.

                                                 -19-



                                          AMBRA RESOURCES GROUP, INC.
                                        ( Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                     Period from January 27, 1984 (Date of Inception) to June 30, 2002
----------------------------------------------------------------------------------------------------------


                                                      Common Stock              Capital in
                                            -------------------------------     Excess of      Accumulated
                                                 Shares             Amount      Par Value         Deficit
                                            ---------------      ----------   --------------   -----------
Issuance of common stock for payment
   of stock issuance expense - Sept 1997            250,000            250         (9,250)            -
Issuance of common stock for cash -               1,221,000          1,221        120,879             -
   July and Sept 1997 - private placement
Issuance of common stock for services and
   payment of debt at $ .10 - Dec 1997            1,199,710          1,200         118,771            -
Issuance of common stock for costs
   of stock issuance - Dec 1997                     250,000            250          (250)             -
Issuance of common stock for installment
   payment on mining claims at $.10 -               100,000            100           9,900            -
            Dec 1997
Issuance of common stock for expenses               549,000            549          54,351            -
     at  $.10  - Dec 1997
Issuance of common stock for expenses             2,274,000          2,274         111,426            -
   at $.05 -  May 1998
Issuance of common stock for expenses
   at $.06 - June 1998                            1,500,000           1,500        140,500            -
Issuance of common stock for installment
    payment on mining claims - June 1998            100,000            100           9,900            -
Net loss from operations  for the year
    ended  June 30, 1998                              -               -             -           (648,722)
                                            ---------------     ----------   ------------      -----------

Balance June 30, 1998                            32,216,756         32,217      2,090,806     (1,680,378)

Issuance of common stock for stock
    issue expense -  July 1998                      320,000            320          (320)             -
Issuance of common stock for cash
   at  $.08 - Jul 1998                              450,000            450         35,550             -
Issuance of common stock for expenses
    at $.04 - Jul 1998                              295,000            295         11,505             -
Issuance of common stock for services
    at $.04 - Jul 1998                              457,500            458         17,842             -
Issuance of common stock for cash
   at $.05 - Jul 1998                               268,456            268         13,155             -
Issuance of common stock for services
   and expenses at $.025 - Jan 1999               5,520,000          5,520        132,480             -
Issuance of common stock for services
   at $.04 - Jan 1999                               500,000            500         19,500             -


                 The accompanying notes are an integral part of these financial statements.


                                                    -20-


                                        AMBRA RESOURCES GROUP, INC.
                                        ( Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                     Period from January 27, 1984 (Date of Inception) to June 30, 2002
----------------------------------------------------------------------------------------------------------


                                                      Common Stock            Capital in
                                            ----------------------------      Excess of        Accumulated
                                                 Shares         Amount        Par Value          Deficit
                                            ---------------   ----------    ------------      -----------
Issuance of common stock for services
   at $.04 - Feb 1999                         700,000               700          27,300                -
Issuance of common stock for stock
   issue expenses  - Feb 1999               1,500,000             1,500          (1,500)               -
Issuance of common stock for purchase
   of mineral property at $.04 -  1999      1,000,000             1,000          39,000                -
Issuance of common stock for purchase
   of mineral property at $.04 -  1999      1,200,000             1,200          46,800                -
Issuance of common stock for stock
   issue expenses  - Feb 1999                 450,000               450            (450)               -
Issuance of common stock for services
   at $.04 - March 22, 1999                 2,000,000             2,000          78,000                -
Issuance of common stock for
  equitable securities at $.04- 1999        1,250,000             1,250          48,750                -
Issuance of common stock for stock
   issue expense  - May 5, 1999             1,700,000             1,700          (1,700)               -
Issuance of common stock for cash
   at $.04 - May 26, 1999                   2,000,000             2,000          78,000                -
Issuance of common stock for services
    at $.04 - May 26, 1999                  5,200,000             5,200         202,800                -
Issuance of common stock for services
    at $.04 - May 27, 1999                  5,000,000             5,000         195,000                -
Issuance of common stock for cash
    at $.04 - May 27, 1999                  1,000,000             1,000          49,000                -
Issuance of common  stock for cash
    at $.04 - June 1, 1999                    190,000               190           9,310                -
Issuance of common stock for services
    at $.04 - June 1, 1999                  7,875,000             7,875         307,125                -
Net loss from operations for the year
   ended June 30, 1999                            -                 -               -            (1,607,517)

                                          -----------        ----------    ------------         -----------
Balance June 30, 1999                      71,092,712            71,093       3,397,953          (3,287,895)
Issuance of common stock for payment
   of debt at $.055 - Sept 10, 1999         4,965,360             4,965         266,303                -
Issuance of common stock for services
   at $.05 - Sept 10, 1999                    460,000               460          22,540                -

                 The accompanying notes are an integral part of these financial statements.


                                        AMBRA RESOURCES GROUP, INC.
                                        ( Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                     Period from January 27, 1984 (Date of Inception) to June 30, 2002
----------------------------------------------------------------------------------------------------------


                                                      Common Stock            Capital in
                                            ----------------------------      Excess of        Accumulated
                                                 Shares         Amount        Par Value          Deficit
                                            ---------------   ----------    ------------      -----------
Issuance of common stock for cash
    at $.02 - Dec 14, 1999                    1,500,000           1,500         28,500              -
Issuance of common stock for payment
   of debt at $.02 - Jan 18, 2000             1,615,000           1,615         30,685              -
Issuance of common stock for cash
   at $.074 - Jan 27, 2000                   16,000,000          16,000      1,165,421              -
Issuance of common stock for services
    at $.05 - Jan  27,  2000                  3,010,000           3,010        147,490              -
Issuance of common stock for purchase
    of gas line at $.02 - Mar 9, 2000         2,000,000           2,000         38,000              -
Issuance of common stock for purchase
    of web sites at $.04 - Mar 14, 2000       4,000,000           4,000         76,000              -
Issuance of common  stock for purchase
    of gas lines at $.10 - Apr 4, 2000        2,500,000           2,500        247,500              -
Issuance of common stock for cash
    at $.10 - Apr 4,  2000                    2,000,000           2,000        198,000              -
Issuance of common stock for stock
   issue expense - Apr 4, 2000                5,000,000           5,000         (5,000)             -
Issuance of common stock for cash
   at $.10 - Apr 6, 2000                      3,000,000           3,000        297,000              -
Issuance of common stock for equitable
   securities at $.045 - Apr 6, 2000          1,000,000           1,000         44,000              -
Issuance of common stock for stock
   issue expense  - Apr 6, 2000               5,000,000           5,000         (5,000)             -
Issuance of common stock for expenses
   at $.05 - Apr 6, 2000                      2,610,000           2,610        127,890              -
Issuance of common stock for payment
   of debt at $.10 - May 10, 2000             1,395,250           1,395        138,130              -
Issuance of common stock for expenses
   at $.06 - Jun 22, 2000                     1,300,000           1,300         76,700              -
Issuance of common stock for stock
    issue expense - Jun 22, 2000              9,000,000           9,000         (9,000)             -
Net loss from operations for the year
   ended June 30, 2000                              -               -              -         (1,029,239)

                                            -----------      ----------    ------------      -----------
Balance June 30, 2000                       137,448,322         137,448      6,283,112       (4,317,134)

                The accompanying notes are an integral part of these financial statements.



                                        AMBRA RESOURCES GROUP, INC.
                                        ( Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                     Period from January 27, 1984 (Date of Inception) to June 30, 2002
-------------------------------------------------------------------------------------------------------


                                                      Common Stock            Capital in
                                            ----------------------------      Excess of     Accumulated
                                                 Shares         Amount        Par Value       Deficit
                                            ---------------   ----------    ------------   -----------

Issuance of common stock for services
 at $.05 - October 2000                          7,000,000        7,000        343,000                -
Issuance of common stock for costs -
   sale of stock - October 2000                  1,500,000        1,500        (1,500)                -
Issuance of common stock for services
 at $.05 - November 2000                         1,560,000        1,560         76,440
Issuance of common stock for services
   at $.05 - March 2001                          1,680,000        1,680         82,320                -
Cancellation of common stock for
   services in prior year at $.05                 (50,000)         (50)        (2,450)                -
Issuance of common stock for cash
   at $.03 - May 2001                            5,000,000        5,000        145,000                -
Issuance of common stock for services
   at $.03 - May 2001                            4,000,000        4,000        116,000                -
Net loss from operations for the year
 ended June 30, 2001                                    -            -              -           (807,576)


                                             -------------   ----------    -----------        -----------
Balance June 30, 2001                          158,138,322      158,138      7,041,922        (5,124,710)

Issuance of common stock for services &
    expenses at $.03 - August 31, 2001           2,100,000        2,100         60,899                -
Net loss from operations for the year
    ended June 30, 2002                                  -            -              -        (1,216,953)

Balance June 30, 2002                          160,238,322    $ 160,238    $ 7,102,821     $ ( 6,341,663)
                                             =============   ==========    ===========     =============







                 The accompanying notes are an integral part of these financial statements.



                                      AMBRA RESOURCES GROUP, INC.
                                     ( Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                          For the Years Ended June 30, 2002 and 2001 and the
                     Period January 27, 1984 (Date of Inception) to June 30, 2002
-----------------------------------------------------------------------------------------------------

                                                                                      January 27, 1984
                                                           June          June       (Date of Inception)
                                                           2002          2001        to June 30, 2002
                                                       -----------    -----------    ---------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net loss                                            $(1,216,953)   $  (807,576)   $    (6,341,663)
     Adjustments to reconcile net loss
       to net cash provided by operating
       activities

          Depreciation                                      36,124         21,982             72,577
          Common capital stock issued
              for services & expenses                       62,999        629,500          4,260,263
           Gain on sale of assets                             --       (1,354,755)        (1,354,755)
          (Increase) decrease in accounts receivable      (138,399)      (158,896)          (312,411)
           Increase (decrease) in liabilities              168,577        (46,765)           208,575
                                                       -----------    -----------    ---------------
               Net Cash Used By Operations              (1,087,652)    (1,716,510)        (3,467,414)
                                                       -----------    -----------    ---------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
    Purchase of  securities                                   --           (9,645)            (9,645)
   Purchase of property & equipment                        (48,883)      (113,956)          (321,640)
   Purchase of  oil & gas leases and mining claims        (125,012)          --             (192,925)
    Net proceeds from sale of assets                       (38,664)     2,231,361          1,599,495
                                                       -----------    -----------    ---------------
                                                          (212,559)     2,107,760          1,075,285
                                                       -----------    -----------    ---------------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Stock subscriptions received                             35,000           --               35,000
    Net proceeds from issuance of capital stock               --           39,735          2,609,127
                                                       -----------    -----------    ---------------

   Net increase (decrease) in cash                      (1,265,211)       430,985            251,998

   Cash at beginning of year                             1,517,209      1,086,224               --
                                                       -----------    -----------    ---------------

   Cash at end of year                                 $   251,998    $ 1,517,209    $       251,998
                                                       ===========    ===========    ===============


              The accompanying notes are an integral part of these financial statements.

                                                 -24-




                            AMBRA RESOURCES GROUP, INC.
                           ( Development Stage Company)
                       STATEMENTS OF CASH FLOWS (Continued)
       For the Period January 27, 1984 (Date of Inception) to June 30, 2002

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
                                                                             --------




                                    AMBRA RESOURCES GROUP, INC.
                                    ( Development Stage Company)
                                STATEMENTS OF CASH FLOWS (Continued)
                For the Period January 27, 1984 (Date of Inception) to June 30, 2002

-------------------------------------------------------------------------------------------------


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES - continued

Issuance of 29,247,500 shares for services and expenses - 1998 and 1999                 1,042,100
                                                                                        ---------
Issuance of 1,250,000 shares for 50% of outstanding stock of Oil Ventures Inc. - 1999      50,000
                                                                                        ---------
Issuance of 2,200,000 shares for purchase of mineral claims - 1999                         88,000
                                                                                        ---------
Issuance of 4,965,360 shares in payment of debt - 1999                                    271,268
                                                                                        ---------
Issuance of 460,000 shares for services - 1999                                             23,000
                                                                                        ---------
Issuance of 1,615,000 shares for payment of debt - 2000                                    32,300
                                                                                        ---------
Issuance of 3,010,000 shares for services - 2000                                          150,500
                                                                                        ---------
Issuance of 2,000,000 shares for purchase of gas lines - 2000                              40,000
                                                                                        ---------
Issuance of 4,000,000 shares for purchase of web sites - 2000                              80,000
                                                                                        ---------
Issuance of 2,500,000 shares for purchase of gas lines - 2000                             250,000
                                                                                        ---------
Issuance of 1,000,000 shares for purchase of equitable securities - 2000                   45,000
                                                                                        ---------
Issuance of 2,610,000 shares for  expenses - 2000                                         130,500
                                                                                        ---------
Issuance of 1,395,250 shares for payment of debt - 2000                                   139,525
                                                                                        ---------
Issuance of 1,300,000 shares for expenses - 2000                                           78,000
                                                                                        ---------
Issuance of 19,000,000 shares for stock issue expenses - 2000                                --
                                                                                        ---------
Issuance of 15,690,000 shares for expenses and services - 2000-2001                       629,500
                                                                                        ---------
Issuance of 2,100,000 shares for services and expenses - 2001                              62,999
                                                                                        ---------



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

The company has been in the development stage since inception and has been engaged in the business of the acquisition of mining and oil property interests and other business activities.

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

Property and Equipment
----------------------

The Company's property and equipment consists of the following:

             Office equipment                                      157,129
             Residential rentals                                   164,511
             Less  accumulated depreciation                        (72,577)
                                                                  ---------
                                                                   249,063
                                                                  ---------

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

Income Taxes
------------

At June 30, 2002, the Company had a net operating loss carry forward of $6,341,663. The tax benefit of approximately $1,902,499 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2001 through 2023.

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

Financial Instruments
---------------------

The  carrying  amounts  of  financial  instruments,   including  cash,  accounts
receivable, investments in oil and gas interests, and accounts payable, are considered by management to be their estimated fair values.

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

5.  JOINT  VENTURE  INTEREST

During July 2001 the Company purchased a 50% joint venture interest in oil, gas, and mineral leases covering the "Hughes Prospect Lease Bank Agreement" for $175,290 containing 6340 net mineral acres in the final stages of leasing, all having 3 to 4 year terms. The acreage will support a possible 150 net wells with potential 600 BCF recoverable.

During January 2002 Matador E&P Company purchased 22 of the leases, representing
868.38 net acres, and the Company recovered $50,277 of its initial investment. The balance of the leases are still for sale, however, a gain or loss cannot be determined until all the leases are sold..

6.  MINING CLAIMS

On June 20, 1994 the Company purchased six unproven mineral claims, from a related party, and are identified as Marathon, Marathon 1 and Marathon 2, Krystal Ann 1, Krystal Ann 2 and Krystal Ann 3. The Marathon claims contain 32 units and expire in February 2006 and the Krystal claims contain 28 units and expire in May 2006. The Claims are located near Cowichan Lake in the Province of British Columbia, Canada. The claims are located within the Sicker Volcanic Belt on Vancouver Island in an active gold mining area and are current though 2005.

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

                           AMBRA RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

7.  ISSUANCE OF COMMON CAPITAL STOCK

During the last fiscal year the Company issued 2,100,000 common shares of its capital stock at $.03 per share for services and expenses.

8.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities have acquired .038% of the common shares of the Company and have made demand, no interest loans to the Company of $181,912. An officer-director receives compensation for services of $8,000 per month and $9,000 per month to a manager. (an officer in an affiliate) The Company has made no interest, demand loans to affiliates of $136,062. The affiliations resulted by common officers between the company and its affiliates.

9.  CONTINUING  LIABILITIES

The Company is obligated under a three year lease for office space, starting in March 2001 through February 2004 at $2,555Cn per month.

10. SCHEDULE OF EXPENSES

Following is a detail schedule of the expenses shown in the statement of operations under exploration, development, and administrative.

                                                          June           June
                                                          2002           2001
                                                       ----------     ----------


Travel                                                 $  281,762     $  291,680
Entertainment                                              45,705         13,316
Office expenses                                           114,369        155,106
Telephone                                                  34,159         28,423
Professional                                              123,258        155,080
Consultants                                               322,190        572,068
Promotional                                                58,988        115,580
Rent                                                      153,444         67,510
Exploration and development - oil and gas                  10,342        750,343
Other                                                      47,168         19,593
                                                       ----------     ----------
                                                       $1,191,385     $2,168,699
                                                       ----------     ----------

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


Name                 Age    Position               Director and/or Officer Since
----                 ---    --------               -----------------------------

John M. Hickey       60     President and Director          October  1996
John R. Rask         51     Secretary and Director          August   1996
Charles Yourshaw     59     Director                        August   1996
Dr. Kelly Bowman     37     Director                        August   1996

--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at June 30, 2002 the end of the Registrant's last completed fiscal year).

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

---------------------------------------------------------------------------------------------------

     Mr. Hickey provides services as president to the Company through Manhattan Communications, Inc. Mr. Hickey is the controlling shareholder of Manhattan Communications. In each of the years 2000, 2001 and 2002, the Company issued restricted common shares in lieu of cash payment for Mr. Hickey's services.

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


Title of                                       Amount and Nature of
Class        Name of Beneficial Owner          Beneficial Ownership   Percentage of Class
-----        ------------------------          --------------------   -------------------
Common       John M. Hickey                          4,740,000                .03%
             1601-1415 West Georgia Street
             Vancouver, B.C. V6G 3C8







Common       John R. Rask                               401,200               .00%
             1909 Monroe Ave.
             Butte, Montana 59701

Common       Charles Yourshaw                            30,033               .00%
             2520 West Norwegian Street
             Pottsville, Pennsylvania 17901

Common       Kelly Bowman, M.D.                            -0-                .00%
             3314 Royal Ascot Run
             Gotha, Florida 34734

-----------------------------------------------------------------------------------
Common       All Officers and Directors as a Group:
             (4 persons)                              5,171,233               .03%
------------------------------------------------------------------------------------


     The shares attributed to Mr. Hickey are held of record by Manhattan Communications, Inc. Mr. Hickey is the president of Manhattan Communications, Inc., and may therefore be deemed to be the beneficial owner of these shares.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------


     For a number of years, the Company has contracted with Manhattan Communications, Inc., to retain the services of John M. Hickey to serve as president of Ambra Resources. Mr. Hickey owns the controlling interest in Manhattan Communications, and therefore may be deemed to be the beneficial owner of the shares held by Manhattan Communications. Prior to the current fiscal year. The Company paid Manhattan Communications approximately $48,000 per year for Mr. Hickey's services and reimbursed Manhattan Communications for all expenses incurred on the Company's behalf. At the beginning of this fiscal year, the Company increased the annual compensation amount to $60,000. The Company still pays all expenses incurred on its behalf by Manhattan Communications and Mr. Hickey.

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



                                       AMBRA RESOURCES GROUP, INC.


Date: September 20, 2002               By /s/ John M. Hickey
                                          --------------------------------------
                                          John M. Hickey, President and Director



Date: Sepember 20, 2002                By /s/ John R. Rask
                                          --------------------------------------
                                          John R. Rask, Secretary and Director