Form 10-Q
period 2002-09-30
AMBRA RESOURCES GROUP INC
filed 2002-11-14
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

Commission File number       O-11695
                       -----------------

                           AMBRA RESOURCES GROUP, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

           UTAH                                                   87-0403828
-------------------------------------------------           -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

610-800 West Pender Street, Vancouver., Canada,                   V6C 2V6
-------------------------------------------------           -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class               Outstanding as of  September  30, 2002
         ----------------------      --------------------------------------
         Common  Stock, $0.001                    160,238,322





                                            INDEX


                                                                                         Page
                                                                                        Number
PART I.

          ITEM 1. Financial Statements (unaudited).........................................3

                  Balance Sheets...........................................................4
                    September 30, 2002 and June 30, 2002

                  Statements of Operations
                    Three  months ended September 30, 2002  and  2001......................5 and the period  January 27, 1984 to September 30, 2002

                  Statements of Cash Flows
                     Three months ended September 30, 2002 and  2001.......................6 and the period  January 27, 1984 to September 30, 2002

                  Notes to Financial Statements............................................7

          ITEM 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........................11

PART II.          Other Information.......................................................12

                  Signatures..............................................................13


                                             -2-

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


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Ambra Resources Group, Inc. ( development stage company) at September 30, 2002 and June 30, 2002, and the statements of operations and cash flows for the three months ended September 30, 2002 and 2001 and the period January 27, 1984 (date of inception) to September 30, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 31, 2002, are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.




                             AMBRA RESOURCES GROUP, INC.
                            ( Development Stage Company)
                                   BALANCE SHEETS
                        September 30, 2002 and June 30, 2002
----------------------------------------------------------------------------------------


                                         ASSETS
                                                            Sept  2002       June  2002
                                                            -----------      -----------
CURRENT ASSETS
   Cash                                                     $   131,202      $   251,998
    Accounts receivable - income tax refund                     158,266          168,350
    Accounts receivable                                           8,000            8,000
                                                            -----------      -----------
       Total Current Assets                                     297,468          428,348
                                                            -----------      -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - Note 2                                      239,563          249,063
                                                            -----------      -----------

OTHER ASSETS
    Advance deposits                                             17,000           38,664
    Account receivable - affiliate                              106,061          136,061
    Joint venture interest - Note 5                             125,012          125,012
   Oil leases -  Note 4                                          67,913           67,913
    Other investments                                             9,645            9,645
                                                            -----------      -----------
       Total Other Assets                                       325,631          377,295
                                                            -----------      -----------
                                                            $   862,662      $ 1,054,706
                                                            ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - related parties - Note 7             $    70,068      $   181,912
   Accounts payable                                             126,598           26,663
                                                            -----------      -----------
       Total Current Liabilities                                196,666          208,575
                                                            -----------      -----------

STOCKHOLDERS' EQUITY
   Common stock
     400,000,000 shares authorized, at $.001 par value;
     160,238,322 shares issued and outstanding                  160,238          160,238
   Capital in excess of par value                             7,102,821        7,102,821
    Stock subscriptions receivable                              (65,265)         (75,265)
   Deficit accumulated during the development stage          (6,531,798)      (6,341,663)
                                                            -----------      -----------
       Total Stockholders' Equity                               665,996          846,131
                                                            -----------      -----------
                                                            $   862,662      $ 1,054,706
                                                            ===========      ===========


    The accompanying notes are an integral part of these financial statements

                                       -4-




                                 AMBRA RESOURCES GROUP, INC.
                                ( Development Stage Company)
                                  STATEMENTS OF OPERATIONS
                   For the Three Months Ended September 30, 2002 and 2001
          and the Period January 27, 1984 (date of inception) to September 30, 2002

--------------------------------------------------------------------------------------------

                                                                           January 27, 1984
                                     Sept 30,           Sept 30,         (Date of Inception)
                                       2002               2001            to Sept 30, 2002
                                   -------------      -------------      ------------------
REVENUES
   Rents and interest              $       4,260      $       8,139      $          328,293
                                   -------------      -------------      ------------------

EXPENSES

  Exploration, development,              184,895            310,296               8,132,769
        and promotion
  Depreciation                             9,500              6,000                  82,077


                                         194,395            316,296               8,214,846
                                   -------------      -------------      ------------------

NET LOSS - before other income          (190,135)          (308,157)             (7,886,553)

GAIN FROM SALE OF ASSETS                    --                 --                 1,354,755
                                   -------------      -------------      ------------------

NET PROFIT (LOSS)                  $    (190,135)     $    (308,157)     $       (6,531,798)
                                   =============      =============      ==================


LOSS PER COMMON SHARE

       Basic                       $        --        $        --
                                   -------------      -------------



AVERAGE OUTSTANDING
     SHARES

        Basic                        160,238,322        160,238,322
                                   -------------      -------------



                    The accompanying notes are an integral part of these
                                   financial statements.

                                       -5-



                                         AMBRA RESOURCES GROUP, INC.
                                        ( Development Stage Company)
                                          STATEMENTS OF CASH FLOWS
                                For the Three Months Ended September 30, 2002
             and 2001 and the Period January 27, 1984 (Date of Inception) to September 30, 2002
------------------------------------------------------------------------------------------------------------

                                                                                           January 27, 1984
                                                              Sept            Sept        (Date of Inception)
                                                              2002            2001         to Sept 30, 2002
                                                          -----------      -----------      --------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net profit (loss)                                      $  (190,135)     $  (308,157)     $   (6,531,798)
    Adjustments to reconcile net loss
       to net cash provided by operating
       activities
          Depreciation                                          9,500            6,000              82,077
           Common capital stock issued
              for services & expenses                            --             63,000           4,260,263
           Gain from sale of assets                              --               --            (1,354,755)
          (Increase) decrease in advance deposits              21,664             --                21,664
           (Increase) decrease in accounts receivable          40,084            1,721            (272,327)
           Increase (decrease) in liabilities                 (11,909)            (721)            196,666
                                                          -----------      -----------      --------------
             Net Cash Used By Operations                     (130,796)        (238,157)         (3,598,210)
                                                          -----------      -----------      --------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
    Advance deposits                                             --           (250,000)               --
    Purchase of other assets                                     --               --                (9,645)
   Purchase of property & equipment                              --             (3,479)           (321,640)
   Purchase of  oil & gas leases                                 --           (175,289)           (192,925)
    Net sales of assets                                          --               --             1,599,495
                                                          -----------      -----------      --------------
                                                                 --           (428,768)          1,075,285
                                                          -----------      -----------      --------------
CASH FLOWS FROM FINANCING
   ACTIVITIES
    Stock subscriptions received                               10,000             --                45,000
   Net proceeds from sale of capital stock                       --               --             2,609,127
                                                          -----------      -----------      --------------
   Net increase (decrease) in cash                           (120,796)        (666,925)            131,202

   Cash at beginning of year                                  251,998        1,517,209                --
                                                          -----------      -----------      --------------

   Cash at end of year                                    $   131,202      $   850,284      $      131,202
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

Property and Equipment
----------------------
The Company's property and equipment at September 30, 2002 consists of the following:

     Office equipment                                              157,128
     Residential rentals                                           164,511
     Less  accumulated depreciation                                (82,076)
                                                                  --------
                                                                   239,563
Office equipment is depreciated on the straight line method over five and seven years and the residential rentals are depreciated on the straight line method over forty years.

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

Income Taxes
------------
At September 30, 2002, the Company had a net operating loss carry forward of $6,531,798. The tax benefit of approximately $1,959,539 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

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

5.  JOINT  VENTURE  INTEREST

During July 2001 the Company purchased a one half participation interest in a joint venture covering the "Hughes Prospect Lease Bank Agreement" for $175,290 which consists of 4,219 acres of oil and gas leases located in Robertson County, Texas in which the joint venture participants are marketing the leases. The Company has received $50,278 as its share of the on-going sale of the leases, however, a gain or loss cannot be determined until all the leases are sold.

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


7.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities have acquired .038% of the common shares of the Company and on September 30, 2002 have made demand, no interest loans to the Company of $70,068. An officer-director receives compensation for services of $8,000 per month and $9,000 per month is paid to a manager. (an officer in an affiliate) The Company has made no interest, demand loans at September 30, 2002 to affiliates of $106,061. The affiliations resulted by common officers between the company and its affiliates.

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

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION
--------------------------------------------------------------------------------


General

The Company is in the development stage and engaged in the acquisition of interests in gas and oil properties in Texas, and Louisiana, and other business interests, however the Company has not been engaged in the production of any gas and oil.

Liquidity and Capital Resources

During the quarter ended September 30, 2002, the Company funded its operations primarily with cash on hand and funds raised during 2000 and 2001 in Regulation S offerings and on September 30, 2002, the Company had cash on hand of $ 131,202.

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

Results of Operations

    Comparison of the quarter ended September 30, 2002 and the quarter ended
                               September 30, 2001

The Company sustained a net operating loss of $190,135 in the quarter ended September 30, 2002, compared to a loss of $308,157 for the quarter ended September 30, 2001. There was a $118,022 decrease in the loss which was largely effected by a decrease in expenses for consultants, and travel and entertainment, with an offset increase in office expenses and professional fees.

A comparison of the principal operating expenses for each quarter follows:

                                    September 30, 2002      September 30, 2001

Exploration                               $ 9,740              $ 6,878
Office supplies and expenses               31,333               21,724
Consultants                                62,344               83,616
Travel and entertainment                   55,139               72,088
Professional                               23,599


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


Dated: November 13, 2002                      By /s/ John M. Hickey
                                                --------------------------------
                                                 John M. Hickey, President