Form 10-Q
period 2002-12-31
AMBRA RESOURCES GROUP INC
filed 2003-02-10
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December  31, 2002
                               ------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------

                         Commission File number O-11695
                                               ----------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



        Class                             Outstanding as of December  31, 2002
 ---------------------                    ------------------------------------
 Common  Stock, $0.001                                  160,238,322

                                      INDEX


                                                                           Page
                                                                          Number
PART I.

   ITEM 1.   Financial Statements (unaudited)................................3

             Balance Sheets..................................................4
               December 31, 2002 and June 30, 2002

             Statements of Operations
               Three and six months ended December 31, 2002  and 2001 .......5 and the period  January 27, 1984 to December 31, 2002

             Statements of Cash Flows
                Six months ended December 31, 2002 and  2001.................6 and the period  January 27, 1984 to December 31, 2002

             Notes to Financial Statements...................................7

   ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations ...............11

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


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Ambra Resources Group, Inc. ( development stage company) at December 31, 2002 and June 30, 2002, and the statements of operations and cash flows for the three and six months ended December 31, 2002 and 2001 and the period January 27, 1984 (date of inception) to December 31, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2002, are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.


                             AMBRA RESOURCES GROUP, INC.
                            ( Development Stage Company)
                                   BALANCE SHEETS
                         December 31, 2002 and June 30, 2002
------------------------------------------------------------------------------------


                                     ASSETS
                                                           Dec  2002      June  2002
                                                          -----------    -----------
CURRENT ASSETS
   Cash                                                   $   146,797    $   251,998
    Accounts receivable - income tax refund                      --          168,350
    Accounts receivable                                         8,000          8,000
                                                          -----------    -----------
       Total Current Assets                                   154,797        428,348
                                                          -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - Note 2                                    230,063        249,063
                                                          -----------    -----------

OTHER ASSETS
    Advance deposits                                             --           38,664
    Account receivable - affiliate                             99,099        136,061
    Joint venture interest - Note 5                           125,012        125,012
   Oil leases -  Note 4                                        67,913         67,913
    Other investments                                           9,645          9,645
                                                          -----------    -----------
       Total Other Assets                                     301,669        377,295
                                                          -----------    -----------
                                                          $   686,529    $ 1,054,706
                                                          ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - related parties - Note 7           $    68,900    $   181,912
   Accounts payable                                           125,140         26,663
                                                          -----------    -----------
       Total Current Liabilities                              194,040        208,575
                                                          -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock
     400,000,000 shares authorized, at $.001 par value;
     160,238,322 shares issued and outstanding                160,238        160,238
   Capital in excess of par value                           7,102,821      7,102,821
    Stock subscriptions receivable                            (65,265)       (75,265)
   Deficit accumulated during the development stage        (6,705,305)    (6,341,663)
                                                          -----------    -----------
       Total Stockholders' Equity                             492,489        846,131
                                                          -----------    -----------
                                                          $   686,529    $ 1,054,706
                                                          ===========    ===========


                                       -4-

       The accompanying notes are an integral part of these financial statements



                                          AMBRA RESOURCES GROUP, INC.
                                          ( Development Stage Company)
                                            STATEMENTS OF OPERATIONS
                            For the Three and Six Months Ended December 31, 2002 and
                                 2001 and the Period January 27, 1984 (date of
                                        inception) to December 31, 2002



                                           Three Months                 Six Months
                                       Dec            Dec            Dec            Dec       Jan 27, 1984 to
                                       2002           2001           2002           2001        Dec 31, 2002
                                    -----------    -----------    -----------    -----------    -----------
REVENUES

   Rents and interest               $     4,553    $    13,768    $     8,813    $    21,907    $   332,846
                                    -----------    -----------    -----------    -----------    -----------

EXPENSES

  Exploration, development
    and promotion                       168,560        245,745        353,455        556,041      8,301,329
  Depreciation                            9,500          6,000         19,000         12,000         91,577
                                    -----------    -----------    -----------    -----------    -----------
                                        178,060        251,745        372,455        568,041      8,392,906
                                    -----------    -----------    -----------    -----------    -----------

NET LOSS - before other income         (173,507)      (237,977)      (363,642)      (546,134)    (8,060,060)

  Gain on sale of assets                   --             --             --             --        1,354,755
                                    -----------    -----------    -----------    -----------    -----------


NET LOSS                            $  (173,507)   $  (237,977)   $  (363,642)   $  (546,134)   $(6,705,305)
                                    ===========    ===========    ===========    ===========    ===========




LOSS PER COMMON SHARE

       Basic                        $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------



AVERAGE OUTSTANDING
     SHARES - (stated in 1,000's)

          Basic                         160,238        160,238        160,238        160,238
                                    -----------    -----------    -----------    -----------


                                                      -5-


                   The accompanying notes are an integral part of these financial statements


                                        AMBRA RESOURCES GROUP, INC.
                                       ( Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                              For the Six Months Ended December 31, 2002 and
                               2001 and the Period January 27, 1984 (Date of
                                      Inception) to December 31, 2002
-----------------------------------------------------------------------------------------------------------

                                                                                          January 27, 1984
                                                             Dec              Dec       (Date of Inception)
                                                             2002             2001        to Dec 31, 2002
                                                        -------------    -------------   ----------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net profit (loss)                                    $    (363,642)   $    (546,134)   $  (6,705,305)
    Adjustments to reconcile net loss
       to net cash provided by operating
       activities
          Depreciation                                         19,000           12,000           91,577
           Common capital stock issued
              for services & expenses                            --             63,000        4,260,263
           Gain from sale of assets                              --               --         (1,354,755)
          (Increase) decrease in advance deposits              38,664             --               --
           (Increase) decrease in accounts receivable         205,312           (8,782)        (107,099)
           Increase (decrease) in liabilities                 (14,535)         (20,458)         194,040
                                                        -------------    -------------    -------------
             Net Cash Used By Operations                     (115,201)        (500,374)      (3,621,279)
                                                        -------------    -------------    -------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
    Advance deposits                                             --           (250,000)            --
    Purchase of other assets                                     --               --             (9,645)
   Purchase of property & equipment                              --             (5,241)        (321,640)
   Purchase of  oil & gas leases                                 --           (175,289)        (192,925)
    Net sales of assets                                          --               --          1,638,159
                                                        -------------    -------------    -------------
                                                                 --           (430,530)       1,113,949
                                                        -------------    -------------    -------------
CASH FLOWS FROM FINANCING
   ACTIVITIES
    Stock subscriptions received                               10,000             --             45,000

   Net proceeds from sale of capital stock                       --               --          2,609,127
                                                        -------------    -------------    -------------
   Net increase (decrease) in cash                           (105,201)        (930,904)         146,797

   Cash at beginning of year                                  251,998        1,517,209             --
                                                        -------------    -------------    -------------

   Cash at end of year                                  $     146,797    $     586,305    $     146,797
                                                        =============    =============    =============

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

Property and Equipment
----------------------

The Company's property and equipment at December 31, 2002 consists of the following:

             Office equipment                                      157,128
             Residential rentals                                   164,512
             Less  accumulated depreciation                        (91,577)
                                                                  ---------
                                                                   233,063
Office equipment is depreciated on the straight line method over five and seven years and the residential rentals are depreciated on the straight line method over forty years.

Earnings Per Share
------------------

Earnings (loss) per share amounts are computed based on the weighted average number of outstanding shares.

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

Income Taxes
------------

At December 31, 2002, the Company had a net operating loss carry forward of $6,705,305. The tax benefit of approximately $2,011,592 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

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

5.  JOINT  VENTURE  INTEREST

During July 2001 the Company purchased a one half participation interest in a joint venture covering the "Hughes Prospect Lease Bank Agreement" for $175,290 which consists of 4,219 acres of oil and gas leases located in Robertson County, Texas in which the joint venture participants are marketing the leases. The Company has received $50,278 as its share of the on-going sale of the leases, however, a gain or loss cannot be determined until all of the leases are sold.

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

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities have acquired .038% of the common shares of the Company and on December 31, 2002 have made demand, no interest loans to the Company of $68,900.

An officer-director receives compensation for services of $8,000 per month and $9,000 per month is paid to a manager. (an officer in an affiliate) The Company has made no interest, demand loans at December 31, 2002 to affiliates of $99,099. The affiliations resulted by common officers between the company and its affiliates.

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

Liquidity and Capital Resources

During the quarter ended December 31, 2002, the Company funded its operations primarily with cash on hand from funds raised during 2000 and 2001 in Regulation S offerings and the sale of mineral properties. On December 31, 2002 the Company had cash on hand of $ 146,797.

The Company has a limited operating history and can only estimate the future needs for capital based on the current status of the Company's operations, its current plans and current economic condition. The Company expects that its existing cash reserves, cash flows from operations and financing, will be sufficient to cover the Company's cash requirements for the next twelve months.

The Company has plans to further develop its properties which will require most of its current working capital.

The Company's material commitments for capital expenditures are limited to the Company's obligation under the Operating Agreement with Kebo Oil and Gas, Inc., to pay one percent of the costs associated with the ten well drilling program.

Results of Operations

    Comparison of the quarter ended December 31, 2002 and the quarter ended
                               December 31, 2001

The Company sustained a net operating loss of $173,507 in the quarter ended December 31, 2002, compared to a loss of $237,977 for the quarter ended December 31, 2001. There was a $64,470 decrease in the loss which was largely effected by a decrease in expenses for consultants, and exploration with increases in office expenses and professional fees.

A comparison of the principal operating expenses for each quarter follows:

                                    December 31, 2002      December 31, 2001
                                    -----------------      -----------------
Exploration                              $ 17,363              $ 41,051
Office supplies and expenses               63,487                36,700
Consultants                                 2,375               107,856
Travel and entertainment                   58,775                60,138
Professional                               33,765


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


Dated: February 7, 2003                       By   /s/ John M. Hickey
                                                --------------------------------
                                                  John M. Hickey, President

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


1 John M. Hickey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ambra Resources Group, Inc:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directions (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date: February 7, 2003                 By: /s/ John M. Hickey
                                         ---------------------------------------
                                         John M. Hickey, Chief Executive Officer


Date: February 7, 2003                 By: /s/ John R. Rask
                                         ---------------------------------------
                                         John R. Rask, Chief  Financial Officer