Form 10-Q
period 2003-03-31
AMBRA RESOURCES GROUP INC
filed 2003-05-16
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 2003
                               ----------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ------
Commission File number O-11695
                       -------

                           APEX RESOURCES GROUP, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             UTAH                                              87-0403828
-------------------------------                       -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

610-800 West Pender Street, Vancouver., Canada,                 V6C 2V6
----------------------------------------------         -------------------------
(Address of principal executive offices)                     (Zip Code)

                                 1-604-669-2723
                  ---------------------------------------------
               Registrant's telephone number, including area code

                           AMBRA RESOURCES GROUP, INC.
                          ---------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class               Outstanding as of March  31, 2003
         ----------------------      ---------------------------------
         Common  Stock, $0.001                  8,012,117

                                      INDEX


                                                                          Page
                                                                         Number
PART I.

    ITEM 1.   Financial Statements (unaudited)..............................3

              Balance Sheets................................................4
                March 31, 2003 and June 30, 2002

              Statements of Operations
                Three and nine months ended March 31, 2003  and  2002.......5 and the period  January 27, 1984 to March 31, 2003

              Statements of Cash Flows
                 Nine months ended March 31, 2003 and  2002.................6 and the period  January 27, 1984 to March 31, 2003

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


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Apex Resources Group, Inc. ( development stage company) at March 31, 2003 and June 30, 2002, and the statements of operations and cash flows for the three and nine months ended March 31, 2003 and 2002 and the period January 27, 1984 (date of inception) to March 31, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.


                               APEX RESOURCES GROUP, INC.
                              ( Development Stage Company)
                                     BALANCE SHEETS
                            March 31, 2003 and June 30, 2002
---------------------------------------------------------------------------------------


                                         ASSETS
                                                              Mar  2002      June  2002
                                                             -----------    -----------
CURRENT ASSETS
   Cash                                                      $    16,349    $   251,998
    Accounts receivable - income tax refund                         --          168,350
    Accounts receivable                                            8,000          8,000
                                                             -----------    -----------
       Total Current Assets                                       24,349        428,348
                                                             -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation - Note 2                                       220,563        249,063
                                                             -----------    -----------

OTHER ASSETS
    Advance deposits                                                --           38,664
    Account receivable - affiliate                               109,099        136,061
    Joint venture interest - Note 5                              125,012        125,012
   Oil leases -  Note 4                                           67,913         67,913
    Other investments                                             12,145          9,645
                                                             -----------    -----------
       Total Other Assets                                        314,169        377,295
                                                             -----------    -----------
                                                             $   559,081    $ 1,054,706
                                                             ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - related parties - Note 7              $   176,900    $   181,912
   Accounts payable                                               17,165         26,663
                                                             -----------    -----------
       Total Current Liabilities                                 194,065        208,575
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock
     400,000,000 shares authorized, at $.001 par value;
     8,012,117 shares issued and outstanding                       8,012          8,012
   Capital in excess of par value                              7,255,047      7,255,047
    Stock subscriptions receivable                               (65,265)       (75,265)
   Deficit accumulated during the development stage           (6,832,778)    (6,341,663)
                                                             -----------    -----------
       Total Stockholders' Equity                                365,016        846,131
                                                             -----------    -----------
                                                             $   559,081    $ 1,054,706
                                                             ===========    ===========


        The accompanying notes are an integral part of these financial statements


                                       -4-




                                      APEX RESOURCES GROUP, INC.
                                     ( Development Stage Company)
                                       STATEMENTS OF OPERATIONS
                        For the Three and Nine Months Ended March 31, 2003 and
                             2002 and the Period January 27, 1984 (date of
                                     inception) to March 31, 2003


                                          Three Months                   Six Months
                                        Mar            Mar             Mar            Mar      Jan 27, 1984 to
                                       2003           2002            2003           2002        Mar 31, 2003
                                    -----------    -----------    -----------    -----------    -----------
REVENUES

   Rents and interest               $       995    $    21,347    $    10,467    $    43,254    $   333,841
                                    -----------    -----------    -----------    -----------    -----------

EXPENSES

   Exploration, development
    and promotion                       118,968        294,230        473,082        850,271      8,420,297
  Depreciation                            9,500          6,000         28,500         18,000        101,077
                                    -----------    -----------    -----------    -----------    -----------
                                        128,468        300,230        501,582        868,271      8,521,374
                                    -----------    -----------    -----------    -----------    -----------

NET LOSS - before other
                     income            (127,473)      (278,883)      (491,115)      (825,017)    (8,187,533)

  Gain on sale of assets                   --             --             --             --        1,354,755
                                    -----------    -----------    -----------    -----------    -----------


NET LOSS                            $  (127,473)   $  (278,883)   $  (491,115)   $  (825,017)   $(6,832,778)
                                    ===========    ===========    ===========    ===========    ===========



LOSS PER COMMON SHARE

       Basic                        $      (.02)   $      (.03)   $      (.06)   $      (.10)
                                    -----------    -----------    -----------    -----------



AVERAGE OUTSTANDING
     SHARES - (stated in 1,000's)

          Basic                           8,012          8,012          8,012          8,012
                                    -----------    -----------    -----------    -----------









              The accompanying notes are an integral part of these financial statements.


                                                  -5-


                                       APEX RESOURCES GROUP, INC.
                                      ( Development Stage Company)
                                        STATEMENTS OF CASH FLOWS
                              For the Nine Months Ended March 31, 2003 and
               2002 and the Period January 27, 1984 (Date of Inception) to March 31, 2003
------------------------------------------------------------------------------------------------------

                                                                                      January 27, 1984
                                                           Mar             Mar      (Date of Inception)
                                                           2003           2002        to Mar 31, 2003
                                                        -----------    -----------    ---------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net profit (loss)                                    $  (491,115)   $  (825,017)   $    (6,832,778)
    Adjustments to reconcile net loss
       to net cash provided by operating
       activities
          Depreciation                                       28,500         18,000            101,077
           Common capital stock issued
              for services & expenses                          --           63,000          4,260,263
           Gain from sale of assets                            --             --           (1,354,755)
          (Increase) decrease in advance deposits            38,664           --                 --
           (Increase) decrease in accounts receivable       195,312       (132,218)          (117,099)
           Increase (decrease) in liabilities               (14,510)       (27,582)           194,065
                                                        -----------    -----------    ---------------
             Net Cash Used By Operations                   (243,149)      (903,817)        (3,749,227)
                                                        -----------    -----------    ---------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
    Advance deposits                                           --          (54,114)              --
    Purchase of other assets                                 (2,500)          --              (12,145)
   Purchase of property & equipment                            --          (43,946)          (321,640)
   Purchase of  oil & gas leases                               --         (125,012)          (192,925)
    Net sales of assets                                        --             --            1,638,159
                                                        -----------    -----------    ---------------
                                                             (2,500)      (223,072)         1,111,449
                                                        -----------    -----------    ---------------
CASH FLOWS FROM FINANCING
   ACTIVITIES
    Stock subscriptions received                             10,000           --               45,000
   Net proceeds from sale of capital stock                     --           35,000          2,609,127
                                                        -----------    -----------    ---------------
   Net increase (decrease) in cash                         (235,649)    (1,091,889)            16,349

   Cash at beginning of year                                251,998      1,517,209               --
                                                        -----------    -----------    ---------------

   Cash at end of year                                  $    16,349    $   425,320    $        16,349
                                                        ===========    ===========    ===============

               The accompanying notes are an integral part of these financial statements.

                                                  -6-

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
--------------------------------------------------------------------------------


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

On March 26, 2003 the Company completed a name change from "Ambra Resources Group, Inc." to Apex Resources Group, Inc." in connection with a reverse common stock split of 20 outstanding shares for one share. This report has been prepared showing after split shares from inception.

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


Property and Equipment
----------------------

The Company's property and equipment at March 31, 2003 consists of the following:


             Office equipment                                       157,128
             Residential rentals                                    164,512
             Less  accumulated depreciation                        (101,077)
                                                                  ----------
                                                                    220,563
                                                                  ----------

Office equipment is depreciated on the straight line method over five and seven years and the residential rentals are depreciated on the straight line method over forty years.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
--------------------------------------------------------------------------------


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


Income Taxes
------------

At March 31, 2003, the Company had a net operating loss carry forward of $6,800,040. The tax benefit of approximately $2,040,012 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryover will expire beginning in the years 2003 through 2023.


Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, accounts receivable, investments in oil and gas interests, and accounts payable, are considered by management to be their estimated fair values.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
--------------------------------------------------------------------------------


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

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
--------------------------------------------------------------------------------


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


7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities have acquired .038% of the common shares of the Company and on March 31, 2003 have made demand, no interest loans to the Company of $176,900.

An officer-director receives compensation for services of $8,000 per month and $9,000 per month is paid to a manager. (an officer in an affiliate) The Company has made no interest, demand loans at March 31, 2002 to affiliates of $109,099. The affiliations resulted by common officers between the company and its affiliates.

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

Liquidity and Capital Resources

During the quarter ended March 31, 2003, the Company funded its operations primarily with cash on hand from funds raised during 2000 and 2001 in Regulation S offerings and the sale of mineral properties. On March 31, 2003 the Company had cash on hand of $ 16,349.

The Company has a limited operating history and can only estimate the future needs for capital based on the current status of the Company's operations, its current plans and current economic condition. The Company expects that its existing cash reserves, cash flows from operations and loans from officers, will be sufficient to cover the Company's cash requirements for the next twelve months.

The Company has plans to further develop its properties which will require additional working capital.

The Company's material commitments for capital expenditures are limited to the Company's obligation under the Operating Agreement with Kebo Oil and Gas, Inc., to pay one percent of the costs associated with the ten well drilling program.

Results of Operations

     Comparison of the quarter ended March 31, 2003 to the quarter ended March 31, 2002

The Company sustained a net operating loss of $127,473 in the quarter ended March 31, 2003, compared to a loss of $278,883 for the quarter ended March 31, 2002. There was a $151,410 decrease in the loss which was largely effected by a decrease in expenses for administrative, consultants, travel and entertainment, with an offsetting increase in exploration and professional.

A comparison of the principal operating expenses for each quarter follows:

                                       March 31, 2003          March 31, 2002
                                       --------------          --------------

Exploration                             $     21,358           $
Office supplies and expenses                  17,936                 101,689
Consultants                                   18,171                 225,087
Travel and entertainment                      53,535                 146,306
Professional                                   7,968                    --
                                        ------------            ------------
                                             118,968                 473,082
                                        ------------            ------------


                           PART II - OTHER INFORMATION

================================================================================

                            ITEM 1. LEGAL PROCEEDINGS

                                      None.


                          ITEM 2. CHANGES IN SECURITIES

                                      None


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                      None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None


                            ITEM 5. OTHER INFORMATION

                                      None.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


                                      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                             APEX RESOURCES GROUP, INC.
                                                    (Registrant)


Dated: May 15, 2003                       By /s/ John R. Rask
                                            --------------------------------
                                              John R. Rask, President




                                           By  /s/ John M. Hickey
                                              -------------------------------
                                               John M. Hickey, Secretary

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I  John R. Rask , certify that:

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





Date: May 15, 2003                  By: /s/ John R. Rask
                                       --------------------------------
                                       John R. Rask, Chief Executive Officer



Date: May 15, 2003                  By: /s/ John M. Hickey
                                       --------------------------------
                                       John M. Hickey, Chief  Financial Officer