Form 10KSB
period 2003-06-30
APEX RESOURCES GROUP INC
filed 2003-10-10
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended        June 30, 2003
                              -----------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                 to
                                    ---------------    --------------

     Commission File number      0-11695
                           --------------------

                            APEX RESOURCES GROUP INC,
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

                           Ambra Resources Group Inc.
             ------------------------------------------------------
                                    formerly
                 Utah                                     87-0403828
--------------------------------------------     -------------------------------
State or other jurisdiction of incorporation       (I.R.S. Employer I.D. No.)
or organization

136 East South Temple, Salt Lake City, Utah                  84111
---------------------------------------------     ------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code        1-801-363-2599
                                               ------------------------------


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

                  (1) Yes [x ]   No [  ]         (2)  Yes [x]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $     8,292
                                                           ---------------

The aggregate market value of the issuer's voting stock held as of October 6, 2003, by non-affiliates of the issuer based on the closing daily price as quoted on the OTCBB was $747,120

As of June 30, 2003, the registrant had 34,222,194 shares of common stock issued and outstanding.

Transitional Small Business          Disclosure Format.       Yes [  ] No [X]
Documents incorporated by reference: None.

                                TABLE OF CONTENTS

PART I                                                                    Page
------                                                                    ----

ITEM 1.     DESCRIPTION OF BUSINESS..........................................3

ITEM 2.     DESCRIPTION OF PROPERTIES........................................8

ITEM 3.     LEGAL PROCEEDINGS................................................9

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................9

PART II
-------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS..........................................................9

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION.......................................................12

ITEM 7.     FINANCIAL STATEMENTS............................................13

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................27

PART III
--------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
            ACT.............................................................27

ITEM 10.    EXECUTIVE COMPENSATION..........................................28

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT..................................................30

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................32

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K................................32

ITEM 14.    CONTROLS AND PROCEDURES.........................................32

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


--------------------------------------------------------------------------------

                         ITEM 1. DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------


History and Organization

         Apex Resources Group Inc. (the "Registrant" or "Company") is a development stage company. It was incorporated under the laws of the State of Utah on January 27, 1984. The Registrant was initially organized primarily to hold overriding royalties of both producing and non-producing oil and gas properties. However, the Company's articles of incorporation authorize it to engage in all aspects of the oil and gas business and for any other lawful purpose.

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

         The managing partner of the project drilled two of the ten wells. The first well drilled was the Hutchins-Peareson No. 6. This well was drilled to a depth of 8,000 feet. Gas was found at 7,600 feet. This well was tied into a Kebo Oil and Gas pipeline. The well went on-line on August 3, 2001, and is currently producing an average of 400 Mcfd. To date, the cost to the Company of this well has been $9,677. The monthly income is approximately $200 per month.

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

         The balance of the ten well program was canceled.

         Beaufort Sea
         ------------

         On June 9, 1997, the Company purchased a 3.475% working interest in the Beaufort Sea well Esso Pex Home, et. al. Itiyok I-27, consisting of 640 acres, located at Latitude 70-00', Longitude 134-00', Sections 7, 8, 17, 18, 27, 28 and
37. License No. 55, dated April 22, 1987. During 1982 and 1983 a consortium of companies participated in drilling, casing and testing the area to a depth of 12,980 feet. A review of the well data and geological prognosis indicates that the area would contain proven recoverable gas reserves of 108 Bscf and proven recoverable oil reserves of 8,976 MSTB.

         The other partners in the project are controlled by Exxon Oil Corporation, Anderson Oil and Gulf Canada Resources. There are no plans to develop the area until a pipeline is built to transport the gas.

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

         The Company believes that Venture Oil and Gas has breached various terms of their agreement. Both parties agree that it is in the best interest of each company and their respective shareholders to terminate the relationship between the companies. An amicable agreement was made whereby Venture arranged to have Royal T Oil assign the 6.5% working interest in the Bastian Bay Field Lease #16152 in Plaquamines Parish Louisiana to Apex.

            Hughes Prospect, Robertson County, Texas
            ----------------------------------------

            During July 2001 the Company purchased a 50% interest in oil, gas, and mineral leases containing 6340 net mineral acres in the final stages of leasing, all having 3 to 4 year terms. The acreage will support a possible 150 net wells with potential 600 BCF recoverable.

           During January 2002 Matador E&P Company purchased 22 leases representing 868.38 net acres and the Company recovered $50,277 of its approximately $175,00 initial investment. The balance of the leases are still for sale.

Thunderbird Prospect-Karnes County, Texas
-----------------------------------------

         Apex owns a 1% working interest in the Thunderbird Prospect Well No. 1. The re-work program is still in progress.

Selection of Target Areas for Acquisition

          The Company will continue to explore and investigate the acquisition of interests in other oil and gas properties. In most cases, the Company has and will continue to seek to acquire only partial interests in properties thereby diversifying our risk. This will also allow the Company to acquire interests in more properties than it otherwise could if it were to acquire complete interests in properties.

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

Employees

         The Company currently has 3 full-time employees and its officers and directors.

--------------------------------------------------------------------------------

                        ITEM 2. DESCRIPTION OF PROPERTIES

--------------------------------------------------------------------------------


Oil and Gas Properties

         See "ITEM 1. Description of Business".

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

         Nelson B.C. Mining Division Claims
         ----------------------------------

         The Independence and Bluebird claims did not show significant mineralization to justify further exploration. Future work programs were canceled.

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

Executive Offices

         The Company currently leases 1,500 square feet of executive office space located at 610- 800 West Pender Street, Vancouver, Canada, V6C 2V6. The offices are rented from 800 West Pender Ltd.. for $2,555Cn per month. The Company's current lease agreement expires February, 2004. The Company believes this space will be sufficient for its needs through the expiration of the lease agreement.

         The Company rents the office furnishings for its Canadian office from Computer Wizards Consulting, Inc., for $19,500 per quarter.

         The Company also leases 1,500 square feet of administrative office space located at 136 East South Temple, Suite 1600, Salt Lake City, Utah 84111 for approximately $3,800 per month. The Company has subleased most of this space to a third party for approximately $3,800 per month.

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

--------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

--------------------------------------------------------------------------------


         No matters were submitted to a vote of the Company's shareholders during the fiscal year ended June 30, 2003.


--------------------------------------------------------------------------------

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------


         The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "APXR." As of June 30, 2002, the Company had 846 shareholders holding 34,222,194 common shares. Of the issued and outstanding common stock, 7,881,009 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the

Securities and Exchange Commission. The Company has never declared a dividend on its common shares.

         The published closing bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                       BID PRICES             ASK PRICES
                                     HIGH       LOW         HIGH       LOW

2002
Jan. 2 thru Mar. 30                  .023       .022        .023        .023
Apr. 2 thru June 29                  .011       .01         .011        .01
Jul. 1 thru Sep. 30                  .018       .009        .02         .011
Oct. 1 thru Dec. 31                  .017       .0085       .02         .01

2003
Jan 2 thru Mar. 31                   .01        .002        .011        .003
Apr. 1 thru Apr. 2                   .005       .0035       .007        .007
Apr. 3 thru Jun. 30                  .09        .02         .15         .06
(After a 1 for 20 reverse split)

         The foregoing figures were furnished to the Company by Pink Sheets, L.L.C., 304 Hudson Street, 2nd Floor, New York, New York 10013.

         Recent Sales of Unregistered Securities

         In April 2003, the Company sold 10,500,000 shares of its common stock to five investors for $10,500. The shares were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

         In April 2003, the Company sold 4,650,000 shares of its common stock to the officers, directors and two employees of the Company for $4,650. The shares were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

         In April 2003, the Company issued 500,000 shares of its common stock to Leo Capital Corporation for $500. The shares were issued without registration under the Securities Act in reliance upon an exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

         In June 2003, the Company sold 2,500,000 shares of its restricted common stock to Siam Oceanic Fund Ltd., for $25,000. The shares were issued without registration under the Securities Act in reliance upon an exemption from registration provided Regulation S and/or Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

         In July 2003, the Company issued 390,000 shares of its common stock to Computer Wizards Consulting, Inc., in lieu of cash payment of furnishings, rental expense, computer and website maintenance and consulting fees for the quarter ended June 30, 2003. These shares were valued at $.05 per share. The shares were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration provided by Regulation S and/or
Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

         In July 2003, the Company issued 450,000 shares to Navigator Capital Inc., and 420,000 shares to a Mr. Charles Parker Smith in lieu of cash payment for public and investor relations services rendered to and expenses incurred on behalf of the Company during the quarter ended June 30, 2003. The shares were valued at $.05 per share. The shares were issued without registration under the Securities Act in reliance upon an exemption from registration provided Regulation S and/or Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

         In July 2003, the Company also issued 420,000 shares to Manhattan Communications, Inc., for services rendered and expenses incurred by John M. Hickey during the quarter ended June 30, 2003. John M. Hickey, the Company's Secretary and a director, may be deemed to be the beneficial owner of the shares issued to Manhattan Communications, Inc. The shares were valued at $.05 per share. The shares were issued without registration under the Securities Act in reliance upon an exemption from registration provided by Regulation S and/or
Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

         Dividends

         Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

--------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------


General

         The Company is a development stage company engaged in the exploration of gas and oil. The Company has been engaged in the gas and oil business since 1995. We did not produce any natural gas or oil prior to August 2001.

Liquidity and Capital Resources

         During the fiscal year ended June 30, 2003, the Company funded its operations primarily with cash on hand and funds raised during 2000 and 2001 in Regulation S offerings. As of June 30, 2003, the Company had cash on hand of $ 14,259. The Company will need additional working capital for its future planned activities and to service its debt. The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. Management of the Company has developed a strategy, that it believes will accomplish this objective, through additional short term loans, and equity funding, which may enable the Company to operate for the coming year. The Company, however, has no firm commitments from any party to provide it additional funding. Without some source of additional funds, it is unlikely the Company will have sufficient funds to continue operations for the next twelve months. There is no guarantee the Company will be successful in implementing its strategy to obtain sufficient working capital to continue operations for the next twelve months.

         The Company's material commitments for capital expenditures are limited to the Company's obligation under the Operating Agreement with Kebo Oil and Gas, Inc., to pay one percent of the costs associated with one well.

Results of Operations

         Comparison of the year ended June 30, 2003 and the year ended June 30, 2002

         The Company generated a loss of $652,701 in the year ended June 30, 2003, compared to a loss of $1,216,953 for the year ended June 30, 2002. The $564,252 decrease in the loss is the result of a decrease in expenses. The Company has not generated an operating income for the past two years, however, it received $8,292 in non operating revenue for the twelve months ended June 30, 2003 compared to $40,556 in the same period for 2002.

         During the year ended June 30, 2003, the Company incurred $633,527 in exploration, development and promotion, which included $194,450 in travel expenses, and consulting fees of $153,394, related to the Company's projects in Texas, and Louisiana;. During the same period ended June 30, 2002, the Company spent $1,191,385. The $557,858 decrease was due primarily to a decrease in the exploration and related costs as result of a decrease in the Company's activity in its investment's in its mineral claims.

         Rental and related office expenses decreased from $301,972 in 2002 to $127,023 in 2003 caused by the decreased activity outlined above.

         Comparison of the year ended June 30, 2002 and the year ended June 30, 2001

         The Company generated a loss of $1,216,953 in the year ended June 30, 2002, compared to a loss of $807,576 for the year ended June 30, 2001. The $409,377 increase in loss is largely the result of a loss from the one time sale of the Company's 5.8% interest in certain oil and gas leases in Alberta, Canada and Billings, Montana. The Company had $40,556 non operating revenue for the twelve months ended June 30, 2002 compared to $28,350 in the same period for 2001.

         During the year ended June 30, 2002, the Company incurred $1,191,385 in exploration, development and promotion, which included $327,467 in travel expenses, and consulting fees of $322,190 related to the Company's projects in Texas, and Louisiana. During the same period ended June 30, 2001, the Company spent $2,168,699. The $977,314 decrease was due primarily to to a decrease in the exploration costs of $740,001 and a decrease in the consultants fees of $249,878.

         Rental and related office expenses increased from $67,510 in 2001 to $153,444 in 2002 caused by the opening of a new office in Salt Lake City, Utah.

--------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                     [This space left blank intentionally.]

SELLERS & ANDERSEN, L.L.C.
--------------------------
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA
                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098


Board of Directors
Apex Resources Group, Inc.
Vancouver, B.C.,  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Apex Resources Group, Inc. (development stage company) at June 30, 2003 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2003 and 2002 and the period January 27, 1984 (date of inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex Resources Group, Inc. at June 30, 2003 and the results of operations, and cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


September 24, 2003
Salt Lake City, Utah                                /s/Sellers & Andersen LLC

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2003
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
   Cash                                                             $    14,259
       Total Current Assets                                              14,259
                                                                    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation                                                       221,597
                                                                    -----------

OTHER ASSETS
    Accounts receivable - affiliates                                     92,562
   Oil leases - note 3                                                   67,913
    Joint venture interest - note 4                                     125,012
    Other investments                                                     7,005
                                                                    -----------
                                                                        292,492

                                                                    $   528,348
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $    26,059
    Accounts payable - related parties                                  102,563
                                                                    -----------
       Total Current Liabilities                                        128,622
                                                                    -----------

STOCKHOLDERS' EQUITY
   Common stock
        400,000,000 shares authorized, at $.001 par value;
        34,222,194 issued and outstanding                                34,222
    Capital in excess of par value                                    7,359,868
    Deficit accumulated during the development stage                 (6,994,364)
                                                                    -----------
       Total Stockholders' Equity                                       399,726
                                                                    -----------

                                                                    $   528,348
                                                                    ============



The accompanying notes are an integral part of these financial statements.



                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                             STATEMENT OF OPERATIONS
                 For the Years Ended June 30, 2003 and 2002 and
        the Period January 27, 1984 (date of inception) to June 30, 2003




                                           June           June     January 27, 1984
                                           2003           2002     to June 30, 2003
                                       -----------    -----------  ----------------
REVENUES
   Other non operating income          $     8,292    $    40,556    $   324,033
                                       -----------    -----------    -----------

EXPENSES

  Exploration, development,                633,527      1,191,385      8,543,109
        and administrative - Note 10
  Depreciation                              27,466         36,124        100,043

                                           660,993      1,227,509      8,643,152
                                       -----------    -----------    -----------

NET LOSS - before other income            (652,701)    (1,186,953)    (8,319,119)

GAIN (LOSS) ON SALE OF ASSETS                 --          (30,000)     1,324,755


NET LOSS                               $  (652,701)   $(1,216,953)   $(6,994,364)
                                       ===========    ===========    ===========


LOSS PER COMMON SHARE

       Basic                           $      (.05)   $      (.15)
                                       -----------    -----------


AVERAGE OUTSTANDING
SHARES

        Basic (stated in 1000's)            13,927          7,995
                                       -----------    -----------


The accompanying notes are an integral part of these financial statements.


                                        -16-

                                         APEX RESOURCES GROUP, INC.
                                        ( Development Stage Company)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Period January 27, 1984 (Date of Inception) to June 30, 2003
-------------------------------------------------------------------------------------------------------------

                                                                                                Capital in
                                                     Common Stock               Excess of       Accumulated
                                                Shares           Amount         Par Value         Deficit
                                             -----------      -----------      -----------      -----------
Balance January 27, 1984
      (Date of Inception)                           --        $      --        $      --        $      --
Issuance of common stock from inception
   to June 30, 1998                            1,610,838            1,611        2,120,660
Net income from operations
   for the period ended June 30, 1984               --               --               --
                                                                                                      3,048
Net loss from operations
   for the year ended June 30, 1985                 --               --               --            (44,556)
Net income from operations
   for the year ended June 30, 1986                 --               --               --             18,018
Net loss from operations
   for the year ended June 30, 1987                 --               --               --             (9,248)
Net income from operations
   for the year ended June 30, 1988                 --               --               --             15,828
Net loss from operations
   for the year ended June 30, 1989                 --               --               --            (22,000)
Capital contribution - expenses                     --               --                752             --
Net loss from operations
   for the year ended June 30, 1993                 --               --               --             (9,752)
Net loss from operations
   for the year ended June 30, 1994                 --               --               --            (82,277)
Net loss from operations
   for the year ended June 30, 1995                 --               --               --           (115,762)
Net loss from operations for
   the year ended June 30, 1996                     --               --               --           (269,717)
Net loss from operations for the
   year ended June 31, 1997                         --               --               --           (515,238)
Net loss from operations  for the year
    ended  June 30, 1998                            --               --               --           (648,722)
                                             -----------      -----------      -----------      -----------

Balance June 30, 1998                          1,610,838            1,611        2,121,412       (1,680,378)

Issuance of common stock for the
   year ended June 30, 1999                    1,943,798            1,944        1,344,079             --
Net loss from operations for the year
   ended June 30, 1999                              --               --               --         (1,607,517)

Balance June 30, 1999                          3,554,636            3,555        3,465,491       (3,287,895)


The accompanying notes are an integral part of these financial statements.



                                         APEX RESOURCES GROUP, INC.
                                        ( Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                        Period January 27, 1984 (Date of Inception) to June 30, 2003
-----------------------------------------------------------------------------------------------------------

                                                                                                 Capital in
                                                     Common Stock               Excess of       Accumulated
                                               Shares            Amount         Par Value          Deficit
                                             -----------      -----------      -----------      -----------
Issuance of common stock for the
   year ended June 30, 2000                    3,318,058            3,318        2,948,196             --
Net loss from operations for the year
   ended June 30, 2000                              --               --               --         (1,029,239)

Balance June 30, 2000                          6,872,694            6,873        6,413,687       (4,317,134)

Issuance of common  stock for
   the year ended June 30, 2001                1,034,500            1,034          778,467             --
Net loss from operations for the year
 ended June 30, 2001                                --               --               --           (807,576)


Balance June 30, 2001                          7,907,194            7,907        7,192,154       (5,124,710)

Issuance of common stock for services &
    expenses  - August 31, 2001                  105,000              105           62,894             --
Net loss from operations for the year
    ended June 30, 2002                             --               --               --         (1,216,953)

Balance June 30, 2002                          8,012,194            8,012        7,255,048       (6,341,663)

Issuance of common stock for services
   at $.001 - April 14, 2003                   6,380,000            6,380             --               --
Issuance of common stock for cash
   at $.001 - April & June 2003               15,650,000           15,650             --               --
Issuance of common stock for cash
   at $.01 - June 3, 2003                      2,500,000            2,500           22,500             --
Issuance of common stock for services
   at $.05 - June 30, 2003                     1,680,000            1,680           82,320             --
Net loss from operations for the year
   ended June 30, 2003                              --               --               --           (652,701)


Balance June 30, 2003                         34,222,194      $    34,222      $ 7,359,868      $(6,994,364)
                                             ===========      ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.


                                         APEX RESOURCES GROUP, INC.
                                        ( Development Stage Company)
                                           STATEMENT OF CASH FLOWS
                             For the Years Ended June 30, 2003 and 2002 and the
                        Period January 27, 1984 (Date of Inception) to June 30, 2003
-----------------------------------------------------------------------------------------------------------


                                                              June             June        January 27, 1984
                                                              2003             2002        to June 30, 2003
                                                          -----------       -----------    ----------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net loss                                               $  (652,701)      $(1,216,953)      $(6,994,364)
     Adjustments to reconcile net loss
       to net cash provided by operating
       activities
           Valuation of investments                             2,640              --               2,640
            Depreciation                                       27,466            36,124           100,043
          Common capital stock issued
              for services & expenses                          90,380            62,999         4,680,737
           Gain on sale of assets                                --                --          (1,354,755)
          (Increase) decrease in accounts receivable          295,115          (138,399)          (92,562)
           (Increase) decrease in deposits                     38,664           (38,664)             --
            Increase (decrease) in liabilities                (79,953)          168,577           149,538
                                                          -----------       -----------       -----------
             Net Cash Used By Operations                     (278,389)       (1,126,316)       (3,508,723)
                                                          -----------       -----------       -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
    Purchase of investments                                      --                --              (9,645)
   Purchase of property & equipment                              --             (48,883)         (321,640)
   Purchase of  oil & gas leases and mining claims               --          (125, 012)          (523,019)
    Net proceeds from sale of assets                             --                --           1,638,159
                                                          -----------       -----------       -----------
                                                                 --            (173,895)          783,855
                                                          -----------       -----------       -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES

    Net proceeds from issuance of capital stock                40,650            35,000         2,739,127
                                                          -----------       -----------       -----------

   Net increase (decrease) in cash                           (237,739)       (1,265,211)           14,259

   Cash at beginning of year                                  251,998         1,517,209              --
                                                          -----------       -----------       -----------

   Cash at end of year                                    $    14,259       $   251,998       $    14,259
                                                          ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.



                               APEX RESOURCES GROUP, INC.
                              ( Development Stage Company)
                                 STATEMENT OF CASH FLOWS
    (Continued) For the Period January 27, 1984 (Date of Inception) to June 30, 2003

-----------------------------------------------------------------------------------------


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING
ACTIVITIES
Issuance of 1,154,073 common shares for assets, services and expenses -
    from inception to June 30, 1998                                          $1,500,765

Issuance of 1,549,875 common shares for assets, services and expenses -
   for the year ended June 30, 1999                                           1,157,000
                                                                             ----------

Issuance of 1,242,781 common shares for assets, services and expenses -
   for the year ended June 30, 2000                                           1,240,093
                                                                             ----------

Issuance of 784,500 common shares for services and expenses -
   for the year ended June 30, 2001                                             629,500
                                                                             ----------

Issuance of 105,000 common shares for services and expenses -
   for the year ended June 30, 2002                                              62,999
                                                                             ----------

Issuance of 8,060,000 common shares for services and expenses -
   for the year ended June 30, 2003                                              90,380
                                                                             ----------











                                          -20-

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
--------------------------------------------------------------------------------


1.  ORGANIZATION

The Company was incorporated in the State of Utah on January 27, 1984 with authorized capital stock of 50,000,000 shares at a par value of $0.001. On May 17, 1999 the authorized was increased to 100,000,000 shares and on March 3, 2000 the authorized was increased to 400,000,000 shares with the same par value. On March 26, 2003 the name of the Company was changed from "Ambra Resources Group, Inc. to "Apex Resources Group, Inc."

The company has been in the development stage since inception and has been engaged in the business of the acquisition of mining and oil property interests and other business activities. The Company has not engaged in any mineral claims explorations.

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

Property and Equipment
----------------------

The Company's property and equipment consists of the following:


             Office equipment                              128,413
             Residential rentals                           164,511
             Less  accumulated depreciation                (71,327)
                                                          ---------
                                                           221,597
                                                          ---------

Office equipment is depreciated on the straight line method over five and seven years and the residential rentals are depreciated on the straight line method over forty years.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

Capitalization of  Oil  Leases  Costs
-------------------------------------

The Company uses the successful efforts cost method for recording its oil lease interests, which provides for capitalizing the purchase price of the project and the additional costs directly related to proving the properties and amortizing these amounts over the life of the reserve when operations begin or a shorter period if the property is shown to have an impairment in value or expensing the remaining balance if it is proven to be of no value. Expenditures for oil well equipment are capitalized and depreciated over their useful lives.

Environmental Requirements
--------------------------


At the report date environmental requirements related to the mineral claim interests acquired are unknown and therefore an estimate of any future cost cannot be made.

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. US dollars are considered to be the functional currency.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, accounts receivable due from affiliates, investments in oil and gas interests, and accounts payable, are considered by management to be their estimated fair values.

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

At June 30, 2003, the Company had a net operating loss available for carry forward of $6,947,964. The tax benefit of approximately $2,084,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2004 through 2023.

Revenue Recognition
-------------------

Revenue is recognized on the sale and transfer of properties or services and the receipt other sources of income.

Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

3.  OIL LEASES - BEAUFORT  SEA  PROJECT

On June 9, 1997 the Company purchased a 3.745% working interest, for $67,913, in the Beaufort Sea well Esso Pex Home et al Itiyok I-27 consisting of 640 acres and is located at Latitude 70-00', Longitude 134-00', Sections 7, 8, 17, 18, 27, 28, and 37, License No. 55, dated April 22, 1987. During 1982 and 1983 a consortium of companies participated in the drilling, casing, and testing the area to a depth of 12,980 feet. A review of the well data and geological prognosis indicates that the area would contain proven recoverable gas reserves of 108 Bscf and proven recoverable oil reserves of 8,976 MSTB.

The lease is shown at cost, which is considered by management, to be its estimated fair value.

The other partners in the project are controlled by Exxon Oil Corporation, however there is no immediate plans to develop the area until a pipeline is built to transport the gas.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
--------------------------------------------------------------------------------


4.  JOINT  VENTURE  INTEREST

During July 2001 the Company purchased a one half participation interest in a joint venture covering the "Hughes Prospect Lease Bank Agreement" for $175,290 which consists of 4,219 acres of oil and gas leases located in Robertson County, Texas in which the joint venture participants are marketing the leases. The Company has received $50,278 as its share of the on-going sale of the leases, which has been recorded as a reduction of the cost of the joint venture. A gain or loss cannot be determined until the balance of the leases have been sold.

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

6. ISSUANCE OF COMMON CAPITAL STOCK

During the year ended June 30, 2003 the Company issued 8,060,000 restricted common shares of its capital stock for services, and expenses for $90,380, and 18,150,000 restricted common shares for cash of $40,650. On March 26, 2003 the Company completed a reverse stock split of one share for 20 shares of outstanding stock.

This report has been prepared showing post split shares from inception.

7.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and a consultant have acquired 14% of the outstanding common stock of the Company and have made demand, no interest loans to the Company of $102,563.

The Company has made no interest, demand loans to affiliates of $92,562. The affiliations resulted through common officers between the company and its affiliates, and the Company owns 16% of the outstanding stock of one of the affiliates.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
--------------------------------------------------------------------------------


8.  GOING CONCERN

The company will need additional working capital for its future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through additional short term loans, and equity funding, which will enable the Company to operate for the coming year.

9.  CONTINUING  LIABILITIES

The Company is obligated under a three year lease for office space, starting in March 2001 through February 2004 at $2,545Cn per month.

10. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses shown in the statement of operations under exploration, development, and administrative.

                                                         June            June
                                                         2003            2002
                                                      ----------      ----------


Travel                                                $  194,450      $  327,467
Office expenses                                           67,354         114,369
Telephone                                                 32,497          34,159
Professional                                              57,155         123,258
Consultants                                              153,394         322,190
Promotional                                               15,139          58,988
Rent                                                      27,172         153,444
Exploration and development - oil and gas                 57,183          10,342
Valuation of  available-for-sale securities                2,640            --
Other                                                     20,448          47,168
                                                      ----------      ----------

                                                      $  627,432      $1,191,385
                                                      ----------      ----------

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------


         The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure however the certified public accountants changed their name from Andersen Andersen & Strong LC to Sellers & Andersen L.L.C. with the same address.

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

Name                Age         Position          Director and/or Officer Since

John R. Rask        52          President         March 2003
                                Director          August 1996

John M. Hickey      61          Secretary         March 2003
                                Director          October  1996

Charles Yourshaw    61          Director          August 1996

Vincent Gonzales    46          Director          December 2002

-------------------------------------------------------------------------------


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


         John R. Rask. Since the early 1980's Mr. Rask has been owner and operator of Ray's Income Tax Service, a company which specialized in bookkeeping and the preparation of income tax returns. Mr. Rask is the President and a director of Apex Resources Group, Inc., since 1996. Mr. Rask is also an officer and director of Office Managers, Inc. He currently devotes approximately 20 hours per week to Office Managers.

         John M. Hickey. From 1995 to present Mr. Hickey has worked for the Company. Mr. Hickey began with Apex Resources as the General Manager and is currently the Secretary and a Director of Apex Resources.

         Mr. Hickey is also President and a director of Office Managers, Inc. Office Managers intends to diversify and is going into environmental areas as well as gas exploration.Mr. Hickey currently devotes approximately 20 hours per week to Office Managers, Inc.

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

         Vincent Gonzales. Mr. Gonzales is president of Vincent Gonzales and Associates. They are in the business of designing web sites as well as general creative design.

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




                                          Summary Compensation Table

                                                                     Long Term Compensation
                         Annual Compensation                         Awards              Payouts
Name and Principal       -------------------                         ------              -------
------------------                                                   Restricted
Position                                            Other Annual     Stock   Options/     LTIP    All Other
--------                 Year  Salary   Bonus       Compensation     Awards $ SARs #     Payout  Compensation
                         ----  ------   -----       ------------     -------- ------     ------  ------------
John R. Rask             2003    -0-      -0-            -0-           -0-      -0-         -0-       -0-
President/Director       2002    -0-      -0-            -0-           -0-      -0-         -0-       -0-
                         2001    -0-      -0-            -0-           -0-      -0-         -0-       -0-

John M. Hickey           2003    -0-      -0-          60,000*         -0-      -0-         -0-       -0-
Secretary/Director       2002    -0-      -0-          48,000*         -0-      -0-         -0-       -0-
Former President         2001    -0-      -0-          48,000*         -0-      -0-         -0-       -0-



-------------------------------------------------------------------------------------------------------------


           * Mr. Hickey provides services as secretary to the Company through Manhattan Communications, Inc. Mr. Hickey is the controlling shareholder of Manhattan Communications. In each of the years 2001, 2002 and 2003, the Company issued restricted common shares to Manhattan Communications in lieu of cash payment for Mr. Hickey's services. The number of shares issued to Manhattan Communications is based on the prevailing market price at the time the shares are issued.

           In prior Annual Reports of the Company, shares awarded to Mr. Hickey in lieu of cash payment, were disclosed as Restricted Stock Awards. This has been changed in the current year to more accurately reflect the stock issuances as Annual Compensation for services.

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

--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


           The following table sets forth as of October 9, 2003, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 34,222,194 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

Title of                                               Amount and Nature of
--------                                               --------------------
Class           Name of Beneficial Owner               Beneficial Ownership        Percentage of Class
-----           ------------------------               --------------------        -------------------
Common          Robert Card1                               5,500,000                    16.1%
                475 Howe Street, Suite 1102
                Vancouver, B.C. V6C 2B3

Common          Robert Gill2                               4,660,000                    13.6%
                1075 Groveland Road
                West Vancouver, B.C. V7S 1Z3

Common          Vincent Gonzales3                            600,000                     1.8%
                136 East South Temple
                Salt Lake City ,Utah 84111

Common          John M. Hickey4                            3,940,000                    11.5%
                1601-1415 West Georgia Street
                Vancouver, B.C. V6G 3C8

Common          Eric Smith                                 3,000,000                     8.8%
                Network Capital Group, Inc.
                P.O. Box 61 Front Street
                Churchill Building
                Grand Turk, Turks & Caicos Islands

Common          Mavis Smith                                2,000,000                     5.8%
                Powerwave Systems Corp.
                P.O. Box 170 Front Street
                Churchill Building
                Grand Turk, Turks & Caicos Islands

Common          Marilyn Williams                           2,000,000                     5.8%
                Precision Technologies Ltd.
                101 East Hill Place
                Market Street N.
                Nassau, Bahamas

Common          John R. Rask                               1,020,060                     3.0%
                1909 Monroe Ave.
                Butte, Montana 59701

Common          Charles Parker Smith                       2,460,000                     7.2%
                Rua Tavares Bastos, 103
                05012-020
                Sao Paulo, S.P. Brazil

Common          Charles Yourshaw                             501,500                     1.5%
                2520 West Norwegian Street
                Pottsville, Pennsylvania 17901

Common          All Officers and Directors as a Group:
                (4 persons)                                6,061,560                    17.7%

---------------------------------------------------------------------------------------------


_____________

1 Mr. Card may be deemed to be the beneficial owner of 3,000,000 common shares held of record by Republic Securities, Ltd. and 2,500,000 shares held of record by Siam Oceanic Fund, Inc.

2 Mr. Gill holds 500,000 common shares in his own name. Mr. Gill also may be deemed to be the beneficial owner of 1,610,000 shares held of record by Computer Wizards Consulting, Inc., and 2,550,000 shares held of record by Navigator Capital, Inc.

3 Mr. Gonzalez holds 100,000 common shares in his own name. He may also be deemed the beneficial owner of 500,000 common shares held of record by Taurus Corporate Services, a corporation owned by his wife.

4 In addition to the 2,500,000 shares Mr. Hickey holds in his own name, he may also be deemed to be the beneficial owner of 1,440,000 common shares held of record by Manhattan Communications, Inc.

--------------------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------


           For a number of years, the Company has contracted with Manhattan Communications, Inc., to retain the services of John M. Hickey to serve formerly as President and now as Secretary of Apex Resources. Mr. Hickey owns the controlling interest in Manhattan Communications, and therefore may be deemed to be the beneficial owner of the shares held by Manhattan Communications. Prior to the current fiscal year. The Company paid Manhattan Communications approximately $48,000 per year for Mr. Hickey's services and reimbursed Manhattan Communications for all expenses incurred on the Company's behalf. At the beginning of this fiscal year, the Company increased the annual compensation amount to $60,000. The Company still pays all expenses incurred on its behalf by Manhattan Communications and Mr. Hickey.

--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


           (a)  Reports on Form 8-K.

                   None.

           (b)  Exhibits.

                   31.1     Certification of Principal Executive Officer

                   31.2     Certification of Principal Financial Officer

                   32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

                        ITEM 14. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

           (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this annual report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

          (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


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



                                   APEX RESOURCES GROUP, INC.


Date: October 9, 2003              By: /s/ John R. Rask
                                      ------------------------------------
                                      John R. Rask, President and Director



Date: October 9, 2003              By: /s/ John M. Hickey
                                      ------------------------------------
                                      John M. Hickey, Secretary and Director