Form 10QSB
period 2003-09-30
APEX RESOURCES GROUP INC
filed 2003-11-07
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September  30, 2003
                               ---------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------------

Commission File number         0-11695
                       ----------------------


                           APEX RESOURCES GROUP, INC.
       -------------------------------------------------------------------
                      formerly Ambra Resources Group, Inc.
               (Exact name of registrant as specified in charter)

            UTAH                                           87-0403828
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

136 East South Temple, Suite 1600, Salt Lake City, Utah         84111
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (801) 363-2599
        -----------------------------------------------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


         State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

         Common stock, par value $.001; 34,222,194 shares outstanding as of November 2, 2003.

                                      INDEX


                                                                           Page
                                                                          Number
PART I.

ITEM 1.      Financial Statements (unaudited).................................3

             Balance Sheets
               September 30, 2003 and June 30, 2003...........................4

             Statements of Operations
               Three months ended September 30, 2003  and  2002...............5 and the period  January 27, 1984 to September 30, 2003

             Statements of Cash Flows
                Three months ended September 30, 2003 and  2002...............6 and the period  January 27, 1984 to September 30, 2003

             Notes to Financial Statements....................................8

ITEM 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................15

ITEM 3.      Controls and Procedures ........................................15

PART II

ITEM 6.      Exhibits and Reports on Form 8-K ...............................16

             Signatures......................................................17

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


          The accompanying balance sheets of Apex Resources Group, Inc., ( development stage company) at September 30, 2003 and June 30, 2003, and the statements of operations and cash flows for the three months ended September 30, 2003 and 2002 and the period January 27, 1984 (date of inception) to September 30, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

          Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.


                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                      September 30, 2003 and June 30, 2003

-------------------------------------------------------------------------------


                                     ASSETS

                                                            Sept 30, 2003  Jun 30, 2003
CURRENT ASSETS
   Cash                                                      $    12,677    $    14,259
                                                             -----------    -----------
       Total Current Assets                                       12,677         14,259
                                                             -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation                                                214,597        221,597
                                                             -----------    -----------

OTHER ASSETS
    Accounts receivable - affiliates                             144,061         92,562
   Oil leases - note 3                                            67,913         67,913
    Joint venture interest - note 4                              125,012        125,012
    Other investments                                              7,005          7,005
                                                             -----------    -----------
                                                                 343,991        292,492
                                                             -----------    -----------

                                                             $   571,265    $   528,348
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $    28,408    $    26,059
    Accounts payable - related parties                           212,871        102,563
                                                             -----------    -----------
       Total Current Liabilities                                 241,279        128,622
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock
        400,000,000 shares authorized, at $.001 par value;
        34,222,194 issued and outstanding                         34,222         34,222
    Capital in excess of par value                             7,359,868      7,359,868
    Deficit accumulated during the development stage          (7,064,104)    (6,994,364)
                                                             -----------    -----------
       Total Stockholders' Equity                                329,986        399,726
                                                             -----------    -----------

                                                             $   571,265    $   528,348
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                        4



                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 2003 and 2002 and the
        Period January 27, 1984 (date of inception) to September 30, 2003

                                                                    January 27, 1984
                                       Sept 30,        Sept 30,    (Date of Inception)
                                         2003           2002        to Sept 30, 2003
                                      -----------    -----------    ---------------
REVENUES
   Rents and interest                 $     1,472    $     4,260    $       325,505
                                      -----------    -----------    ---------------

EXPENSES

  Exploration, development,                64,212        184,895          8,637,321
        and promotion
  Depreciation                              7,000          9,500            107,043


                                           71,212        194,395          8,744,364
                                      -----------    -----------    ---------------

NET LOSS - before other income            (69,740)      (190,135)        (8,418,859)

GAIN FROM SALE OF ASSETS                     --             --            1,354,755
                                      -----------    -----------    ---------------

NET PROFIT (LOSS)                     $   (69,740)   $  (190,135)   $    (7,064,104)
                                      ===========    ===========    ===============


LOSS PER COMMON SHARE

       Basic and diluted              $      --      $      --
                                      -----------    -----------



AVERAGE OUTSTANDING
     SHARES

        Basic (stated in 1,000's)          34,222         34,222
                                      -----------    -----------

                                        5


   The accompanying notes are an integral part of these financial statements.



                                      AMBRA RESOURCES GROUP, INC.
                                     ( Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                    For the Three Months Ended September 30, 2003 and 2002 and the
                   Period January 27, 1984 (Date of Inception) to September 30, 2003
-----------------------------------------------------------------------------------------------------

                                                                                    January 27, 1984
                                                          Sept           Sept     (Date of Inception)
                                                          2003           2002      to Sept 30, 2003
                                                       -----------    -----------    --------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net profit (loss)                                   $   (69,740)   $  (190,135)   $(7,064,104)
    Adjustments to reconcile net loss
       to net cash provided by operating
       activities
           Valuation of investments                           --             --            2,640
          Depreciation                                       7,000          9,500        107,043
           Common capital stock issued
              for services & expenses                         --             --        4,705,737
           Gain from sale of assets                           --             --       (1,354,755)
          (Increase) decrease in accounts receivable       (48,999)        40,084       (141,561)
           (Increase) decrease in advance deposits            --           21,664           --
            Increase (decrease) in liabilities             110,157        (11,909)       259,695
                                                       -----------    -----------    -----------
             Net Cash Used By Operations                    (1,582)      (130,796)    (3,485,305)
                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
    Purchase of other assets                                  --             --           (9,645)
   Purchase of property & equipment                           --             --         (321,640)
   Purchase of  oil & gas leases                              --             --         (523,019)
    Net sales of assets                                       --             --        1,638,159
                                                       -----------    -----------    -----------
                                                              --             --          783,855
                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES
    Stock subscriptions received                              --           10,000           --
   Net proceeds from sale of capital stock                    --             --        2,714,127
                                                       -----------    -----------    -----------
   Net increase (decrease) in cash                          (1,582)      (120,796)        12,677

   Cash at beginning of period                              14,259        251,998           --
                                                       -----------    -----------    -----------

   Cash at end of period                               $    12,677    $   131,202    $    12,677
                                                       ===========    ===========    ===========

                                                   7



              The accompanying notes are an integral part of these financial statements.



                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
                   (Continued) For the Period January 27, 1984
                   (Date of Inception) to September 30, 2003

--------------------------------------------------------------------------------


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING
ACTIVITIES
Issuance of 1,154,073 common shares for assets, services and expenses - from inception to June 30, 1998 $ 1,500,765

Issuance of 1,549,875 common shares for assets, services and expenses -
   for the year ended June 30,  1999                                         1,157,000
                                                                             ---------

Issuance of 1,242,781 common shares for assets, services and expenses -
   for the year ended June 30, 2000                                          1,240,093
                                                                             ---------

Issuance of 784,500 common shares for services and expenses -
   for the year ended June 30,  2001                                           629,500
                                                                             ---------

Issuance of 105,000 common shares for services and expenses -
   for the year ended June 30,  2002                                             62,999
                                                                             ---------

Issuance of 10,560,000 common shares for services and expenses -
   for the year ended June 30,  2003                                            115,380
                                                                             ---------










                                        9

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
--------------------------------------------------------------------------------


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

Property and Equipment



The Company's property and equipment consists of the following:

             Office equipment                                      128,413
             Residential rentals                                   164,511
             Less accumulated depreciation                         (78,327)
                                                                  ---------
                                                                   214,597
                                                                  =========

Office equipment is depreciated on the straight line method over five and seven years and the residential rentals are depreciated on the straight line method over forty years.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

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

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

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

At September 30, 2003, the Company had a net operating loss available for carry forward of $7,066,604. The tax benefit of approximately $2,120,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

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

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
--------------------------------------------------------------------------------


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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash and account receivables. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are otherwise in financial institutions of high credit quality. Accounts receivable are unsecured, however, management considers them to be currently collectable.

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

3.  OIL LEASES - BEAUFORT  SEA  PROJECT

On June 9, 1997 the Company purchased a 3.745% working interest, for $67,913, in the Beaufort Sea well Esso Pex Home et al Itiyok I-27 consisting of 640 acres and is located at Latitude 70-00', Longitude 134-00', Sections 7, 8, 17, 18, 27, 28, and 37, License No. 55, dated April 22, 1987. During 1982 and 1983 a consortium of companies participated in drilling, casing, and testing the area to a depth of 12,980 feet. A review of the well data and geological prognosis indicates that the area would contain proven recoverable gas reserves of 108 Bscf and proven recoverable oil reserves of 8,976 MSTB.

The lease is shown at cost, which is considered by management, to be its estimated fair value.

The other partners in the project are controlled by Exxon Oil Corporation, however there are no immediate plans to develop the area.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
--------------------------------------------------------------------------------


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

5.  MINING CLAIMS

On June 20, 1994 the Company purchased six unproven mineral claims, from a related party, which are identified as Marathon, Marathon 1 and Marathon 2, Krystal Ann 1, Krystal Ann 2 and Krystal Ann 3. The Marathon claims contain 32 units and expire in February 2006 and the Krystal claims contain 28 units and expire in May 2006. The Claims are located near Cowichan Lake in the Province of British Columbia, Canada. The claims are located within the Sicker Volcanic Belt on Vancouver Island in an active gold mining area and are current though 2005.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for acquisition and retaining the properties have been expensed.

6.  ISSUANCE OF COMMON CAPITAL STOCK

During the year ended June 30, 2003 the Company issued 10,560,000 restricted common shares of its capital stock for services, and expenses, with a value of between $.001 to $.05 per share, and 15,650,000 restricted common shares for cash at $.001 per shares. On March 26, 2003 the Company completed a reverse stock split of one share for 20 shares of outstanding stock.


This report has been prepared showing post split shares from inception.

7.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers and directors and their controlled entities and a consultant have acquired 14% of the outstanding common stock of the Company and have made demand, no interest loans to the Company of $212,871. The Company has made no interest, demand loans to affiliates of $141,561. The affiliations resulted through common officers between the company and its affiliates, and the Company owns 16% of the outstanding stock of one of the affiliates.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
--------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

-------------------------------------------------------------------------------


General

        The Company is in the development stage and engaged in the acquisition of interests in gas and oil properties in Texas, and Louisiana, and other business interests, however the Company has not been engaged in the production of any gas and oil.

Liquidity and Capital Resources

        During the quarter ended September 30, 2003, the Company funded its operations primarily with cash on hand and funds raised during 2000 and 2001 in Regulation S offerings and from funds loaned to the Company by an officer and director. On September 30, 2003, the Company had cash on hand of $12,677. The Company will need additional working capital for its future planned activities and to service its debt. The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. Management of the Company has developed a strategy, that it believes will accomplish this objective, through additional short term loans, and equity funding, which may enable the Company to operate for the coming year. The Company, however, has no firm commitments from any party to provide it additional funding. Without some source of additional funds, it is unlikely the Company will have sufficient funds to continue operations for the next twelve months. There is no guarantee the Company will be successful in implementing its strategy to obtain sufficient working capital to continue operations for the next twelve months.

        The Company has plans to further develop its properties which will require all of its current working capital.

        The Company's material commitments for capital expenditures are limited to the Company's obligation under the Operating Agreement with Kebo Oil and Gas, Inc., to pay one percent of the costs associated with the ten well drilling program.

Results of Operations

     Comparison of the quarter ended September 30, 2003 and the quarter ended September 30, 2002

        The Company sustained a net operating loss of $69,740 in the quarter ended September 30, 2003, compared to a loss of $190,135 for the quarter ended September 30, 2002. There was a $120,395 decrease in the loss which was largely effected by a decrease in expenses for all categories as shown in the following comparison of expenses:


                                      September 30, 2003    September 30, 2002

Exploration                              $      -                 $  9,740
Office supplies and expenses                18,921                  31,333
Consultants                                 13,881                  62,344
Travel and entertainment                    17,665                  55,139
 Professional                               12,587                  23,599


The decrease in operating expenses in the first quarter of 2003 compared to the first quarter of 2002 is primarily the result of decreased exploration, development and business activity by the Company in the quarter ended September 30, 2003 because of a lack of funds to pursue these activities.

        Revenue from rents and interest decreased from $4,260 in the three months ended September 30, 2002 to $1,472 in the three months ended September 30, 2003.

        During the quarter ended September 30, 2003, the Company realized a net loss of $69,740 compared to a net loss of 190,135 for the quarter ended September 30, 2002. Again, this reduction in net loss is primarily attributable to the decreased business activity of the Company during the most recent fiscal quarter.


-------------------------------------------------------------------------------

                         ITEM 3. CONTROLS AND PROCEDURES

-------------------------------------------------------------------------------


        (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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


--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                   APEX RESOURCES GROUP, INC.


Date: November 7, 2003            By:   /s/
                                      ----------------------------------------
                                         John R. Rask, President and Director



Date: November 7, 2003            By:  /s/
                                      ----------------------------------------
                                        John M. Hickey, Secretary and Director