Form 10QSB
period 2003-12-31
APEX RESOURCES GROUP INC
filed 2004-02-18
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December  31, 2003
                               ----------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------

                         Commission File number 0-11695
                                                -------


                           APEX RESOURCES GROUP, INC.
                      formerly Ambra Resources Group, Inc.
                      ------------------------------------
               (Exact name of registrant as specified in charter)

            UTAH                                                87-0403828
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

136 East South Temple, Suite 1600, Salt Lake City, Utah           84111
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

         Common stock, par value $.001; 46,917,860 shares outstanding as of December 31, 2003.

                                      INDEX


                                                                           Page
                                                                          Number
PART I.

ITEM 1.    Financial Statements (unaudited)..................................3

           Balance Sheet
             December 31, 2003 and June 30, 2003.............................4

           Statements of Operations
             Three months ended December 31, 2003  and  2002
             and the period  January 27, 1984 to December 31, 2003...........5

           Statements of Cash Flows
              Three months ended December 31, 2003 and  2002
              and the period  January 27, 1984 to December 31, 2003 .........6

           Notes to Financial Statements.....................................10

ITEM 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................15

ITEM 3.    Controls and Procedures ..........................................17

PART II

ITEM 6.    Exhibits and Reports on Form 8-K .................................18

           Signatures........................................................19

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

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


          The accompanying balance sheet of Apex Resources Group, Inc., (development stage company) at December 31, 2003 and June 30, 2003, and the statements of operations and cash flows for the three months ended December 31, 2003 and 2002 and the period January 27, 1984 (date of inception) to December 31, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

          Operating results for the quarter ended December 31, 2003, are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.


                               APEX RESOURCES GROUP, INC.
                              ( Development Stage Company)
                                     BALANCE SHEETS
                           December 31, 2003 and June 30, 2003
---------------------------------------------------------------------------------------

                                         ASSETS
                                                            Dec 31, 2003   Jun 30, 2003

CURRENT ASSETS
   Cash                                                      $    18,102    $    14,259
                                                             -----------    -----------
       Total Current Assets                                       18,102         14,259
                                                             -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation                                                240,997        221,597
                                                             -----------    -----------

OTHER ASSETS
    Accounts receivable - affiliates                             142,561         92,562
   Oil leases - note 3                                            67,913         67,913
    Joint venture interest - note 4                              125,012        125,012
    Other investments                                              7,005          7,005
                                                             -----------    -----------
                                                                 342,491        292,492
                                                             -----------    -----------
                                                             $   601,590    $   528,348
                                                             ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable - current portion                                 3,067           --
   Accounts payable                                          $    29,787    $    26,059
    Accounts payable - related parties                            18,464        102,563
                                                             -----------    -----------
       Total Current Liabilities                                  51,318        128,622
                                                             -----------    -----------

NOTE PAYABLE - net of current portion                             18,893           --
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock
        400,000,000 shares authorized, at $.001 par value;
        46,917,860 issued and outstanding on Dec 31, 2003         46,918         34,222
    Capital in excess of par value                             7,703,042      7,359,868
    Deficit accumulated during the development stage          (7,218,581)    (6,994,364)
                                                             -----------    -----------
       Total Stockholders' Equity                                531,379        399,726
                                                             -----------    -----------
                                                             $   601,590    $   528,348
                                                             ===========    ===========

                  The accompanying notes are an integral part of these
                                  financial statements.



                                          APEX RESOURCES GROUP, INC.
                                         (Development Stage Company)
                                           STATEMENTS OF OPERATIONS
                           Forthe Three and Six Months Ended December 31, 2003 and
                2002 and the Period January 27, 1984 (date of inception) to December 31, 2003


                                         Three Months                                           Six Months
                                       Dec            Dec            Dec            Dec       Jan 27, 1984 to
                                       2003           2002           2003           2002        Dec 31, 2003
                                    -----------    -----------    -----------    -----------    -----------
REVENUES

   Rents and interest               $     1,317    $     4,553    $     2,789    $     8,813    $   326,822
                                    -----------    -----------    -----------    -----------    -----------

EXPENSES

   Exploration, development
    and promotion                       148,794        168,560        213,006        353,455      8,786,115
  Depreciation                            7,000          9,500         14,000         19,000        114,043
                                    -----------    -----------    -----------    -----------    -----------
                                        155,794        178,060        227,006        372,455      8,900,158
                                    -----------    -----------    -----------    -----------    -----------

NET LOSS - before other
                     income            (154,477)      (173,507)      (224,217)      (363,642)    (8,573,336)

  Gain on sale of assets                   --             --             --             --        1,354,755
                                    -----------    -----------    -----------    -----------    -----------


NET LOSS                            $  (154,477)   $  (173,507)   $  (224,217)   $  (363,642)   $(7,218,581)
                                    ===========    ===========    ===========    ===========    ===========



LOSS PER COMMON SHARE

       Basic                        $      --      $      (.01)   $      (.01)   $      (.01)
                                    -----------    -----------    -----------    -----------



AVERAGE OUTSTANDING
     SHARES - (stated in 1,000's)

          Basic                          42,685         34,222         36,338         34,222
                                    -----------    -----------    -----------    -----------







                             The accompanying notes are an integral part of these
                                            financial statements.



                                                  APEX RESOURCES GROUP, INC.
                                                 ( Development Stage Company)
                                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                Period January 27, 1984 (Date of Inception) to December 31, 2003
------------------------------------------------------------------------------------------------------------------------------

                                                                                              Capital in
                                                            Common Stock                       Excess of        Accumulated
                                                     Shares                  Amount            Par Value           Deficit
Balance January 27, 1984
      (Date of Inception)                              -             $       -            $       -            $       -
Issuance of common stock from inception
   to June 30, 1998                                 1,610,838                 1,611            2,120,660
Net income from operations
   for the period ended June 30, 1984                 -                       -                    -                    3,048
Net loss from operations
   for the year ended June 30, 1985                   -                       -                    -                  (44,556)
Net income from operations
   for the year ended June 30, 1986                   -                        -                   -                   18,018
Net loss from operations
   for the year ended June 30, 1987                   -                        -                   -                   (9,248)
Net income from operations
   for the year ended June 30, 1988                   -                        -                   -                   15,828
Net loss from operations
   for the year ended June 30, 1989                   -                        -                   -                  (22,000)
Capital contribution - expenses                       -                        -                    752                 -
Net loss from operations
   for the year ended June 30, 1993                   -                        -                   -                   (9,752)
Net loss from operations
   for the year ended June 30, 1994                   -                        -                   -                  (82,277)
Net loss from operations
   for the year ended June 30, 1995                    -                       -                   -                 (115,762)
Net loss from operations for
   the year ended June 30, 1996                        -                       -                   -                 (269,717)
Net loss from operations for the
   year ended June 31, 1997                             -                      -                   -                (515,238)
Net loss from operations  for the year
    ended  June 30, 1998                                -                      -                   -                 (648,722)
Issuance of common stock for the
   year ended June 30, 1999                         1,943,798                 1,944            1,344,079                    -
Net loss from operations for the year
   ended June 30, 1999                                    -                     -                    -             (1,607,517)
Issuance of common stock for the
   year ended June 30, 2000                         3,318,058                 3,318            2,948,196                    -
Net loss from operations for the year
   ended June 30, 2000                                    -                     -                    -             (1,029,239)

Balance June 30, 2000                               6,872,694                 6,873            6,413,687           (4,317,134)



                                 The accompanying notes are an integral part
                                       of these financial statements.




                                                  APEX RESOURCES GROUP, INC.
                                                 ( Development Stage Company)
                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                               Period January 27, 1984 (Date of Inception) to December 31, 2003
------------------------------------------------------------------------------------------------------------------------------

                                                                                               Capital in
                                                             Common Stock                      Excess of           Accumulated
                                                     Shares                  Amount            Par Value             Deficit
Issuance of common  stock for
   the year ended June 30, 2001                     1,034,500                 1,034              778,467                   -
Net loss from operations for the year
 ended June 30, 2001                                       -                     -                    -              (807,576)
Issuance of common stock for services &
    expenses  - August 31, 2001                       105,000                   105               62,894                    -
Net loss from operations for the year
    ended June 30, 2002                                     -                     -                    -           (1,216,953)
Issuance of common stock for services
   at $.001 - April 14, 2003                        6,380,000                 6,380                    -                     -
Issuance of common stock for cash
   at $.001 - April & June 2003                    15,650,000                15,650                    -                     -
Issuance of common stock for services
   at $.01 - June 3, 2003                           2,500,000                 2,500               22,500                     -
Issuance of common stock for services
   at $.05 - June 30, 2003                          1,680,000                 1,680               82,320                     -
Net loss from operations for the year
   ended June 30, 2003                                      -                     -                    -             (652,701)

Balance June 30, 2003                              34,222,194                34,222            7,359,868           (6,994,364)
Issuance of common stock for purchase
  of land at $.03 - Nov 17, 2003                      300,000                   300                8,700                    -
Issuance of common stock for payment
  of debt at $.03 - Nov 25, 2003                    7,095,666                 7,096              205,774                    -
Issuance of common stock for services
  and expenses at $.03 - Nov 25, 2003               2,800,000                 2,800               81,200                    -
Issuance of common stock for cash
  at $.02 - Dec 10, 2003                            2,500,000                 2,500               47,500                    -
Net loss from operations for the six
   months ended December 31, 2003                          -                      -                    -             (224,217)

Balance December  31, 2003                         46,917,860              $ 46,918          $ 7,703,042        $ ( 7,218,581)
                                                   ==========                ======            =========           ==========




                                            The accompanying notes are an integral
                                             part of these financial statements.








                                      APEX RESOURCES GROUP, INC.
                                     ( Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                     For the Six Months Ended December 31, 2003 and 2002 and the
                   Period January 27, 1984 (Date of Inception) to December 31, 2003
-----------------------------------------------------------------------------------------------------

                                                                                    January 27, 1984
                                                          Dec            Dec       (Date of Inception)
                                                          2003           2002        to Dec 31, 2003
                                                       -----------    -----------    --------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net profit (loss)                                   $  (224,217)   $  (363,642)   $   (7,218,581)
    Adjustments to reconcile net loss
       to net cash provided by operating
       activities
           Valuation of investments                           --             --               2,640
          Depreciation                                      14,000         19,000           114,043
           Common capital stock issued
              for services & expenses                       84,000           --           4,789,737
           Gain from sale of assets                           --             --          (1,354,755)
          (Increase) decrease in accounts receivable       (49,999)       205,312          (142,561)
           (Increase) decrease in advance deposits            --           38,664              --
            Increase (decrease) in liabilities             132,499        (14,535)          282,037
                                                       -----------    -----------    --------------
             Net Cash Used By Operations                   (43,717)      (115,201)       (3,527,440)
                                                       -----------    -----------    --------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
    Purchase of other assets                                  --             --              (9,645)
   Purchase of property & equipment                        (24,400)          --            (346,040)
   Purchase of  oil & gas leases                              --             --            (523,019)
    Net sales of assets                                       --             --           1,638,159
                                                       -----------    -----------    --------------
                                                           (24,400)          --             759,455
                                                       -----------    -----------    --------------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Increase in note payable                                 21,960           --              21,960
   Net proceeds from sale of capital stock                  50,000         10,000         2,764,127
                                                       -----------    -----------    --------------
   Net increase (decrease) in cash                           3,843       (105,201)           18,102

   Cash at beginning of year                                14,259        251,998              --
                                                       -----------    -----------    --------------

   Cash at end of year                                 $    18,102    $   146,797    $       18,102
                                                       ===========    ===========    ==============

                         The accompanying notes are an integral part of these
                                        financial statements.





                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
 (Continued) For the Period January 27, 1984 (Date of Inception) to December 31, 2003

------------------------------------------------------------------------------------


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Issuance of 1,154,073 common shares for assets, services and expenses -
    from inception to June 30, 1998                                     $ 1,500,765
                                                                          ---------

Issuance of 1,549,875 common shares for assets, services and expenses -
   for the year ended June 30,  1999                                      1,157,000
                                                                          ---------

Issuance of 1,242,781 common shares for assets, services and expenses -
   for the year ended June 30, 2000                                       1,240,093
                                                                          ---------

Issuance of 784,500 common shares for services and expenses -
   for the year ended June 30,  2001                                        629,500
                                                                          ---------

Issuance of 105,000 common shares for services and expenses -
   for the year ended June 30,  2002                                         62,999
                                                                          ---------

Issuance of 10,560,000 common shares for services and expenses -
   for the year ended June 30,  2003                                        115,380
                                                                          ---------

Issuance of 300,000 for purchase of land November 17, 2003                    9,000
                                                                          ---------

Issuance of 7,095,666 for payment of debt November 25, 2003                 212,870
                                                                          ---------

Issuance of 2,800,000 for services and expenses November 25, 2003            84,000
                                                                          ---------









                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------


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

Property and Equipment
----------------------

The Company's property and equipment consists of the following:

             Land                                                   33,400
             Office equipment                                      128,413
             Residential rentals                                   164,511
             Less  accumulated depreciation                        (85,327)
                                                                  ---------
                                                                   240,997
                                                                  =========

Office equipment is depreciated on the straight line method over five and seven years and the residential rentals are depreciated on the straight line method over forty years.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
--------------------------------------------------------------------------------


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

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
---------------------

The  carrying  amounts  of  financial  instruments,   including  cash,  accounts
receivable due from affiliates, and accounts payable, are considered by management to be their estimated fair values.

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

At September 30, 2003, the Company had a net operating loss available for carry forward of $7,218,581. The tax benefit of approximately $2,165,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

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

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
--------------------------------------------------------------------------------


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

The other partners in the project are controlled by Exxon Oil Corporation, however, there are no plans to develop the area until a pipeline is built to transport the gas.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
--------------------------------------------------------------------------------


4.  JOINT  VENTURE  INTEREST

During July 2001 the Company purchased a one half participation interest in a joint venture covering the "Hughes Prospect Lease Bank Agreement" for $175,290, which consists of 4,219 acres of oil and gas leases located in Robertson County, Texas in which the joint venture participants are marketing the leases. The Company has received $50,278 as its share of the on-going sale of the leases, which has been recorded as a reduction of the cost of the joint venture. A gain or loss cannot be determined until the balance of the leases have been sold.

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

6.  ISSUANCE OF COMMON CAPITAL STOCK

During the  quarter  ended  December  31,  2003 the  Company  issued  10,195,666 restricted common shares of its capital stock for services, expenses, and the purchase of land, and 2,500,000 restricted common shares for cash, as outlined in the statement of changes in stockholders' equity.

On March 26, 2003 the Company completed a reverse stock split of one share for 20 shares of outstanding stock.

This report has been prepared showing post split shares from inception.

7.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities have acquired 36% of the outstanding common stock of the Company and have made demand, no interest loans to the Company of $18,464. The Company has made no interest, demand loans to affiliates of $142,561. The affiliations resulted through common officers between the Company and its affiliates, and the Company owns 15% of the outstanding stock of one of the affiliates.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------


General

        The Company is in the development stage and engaged in the acquisition of interests in gas and oil properties in Texas, and Louisiana, and other business interests, the Company has not been engaged in the production of any gas and oil. Near the end of the quarter, the Company learned that well #1 of the Bastian Bay State Lease 16152 at Plaquemines Parish, Louisiana was expected to begin production during the upcoming quarter. Apex has a 6.25% working interest in this well and hopes that production will lead to a steady income stream for the Company in the upcoming quarters. On September 30, 2003, the Company also entered into a Participation Agreement with PB Energy USA, Inc., acquiring 1.875% participating working interest in an oil and gas prospect on certain prospect lands located in Goliad County, Texas, for $7,500. At this time it is anticipated that drilling on this prospect will commence in March 2004.

        During the quarter ended December 31, 2003, the Company purchased approximately 37 acres of real property at the Woodland Valley Ranch. The Woodland Valley Ranch is located approximately 15 miles northeast of St. Johns, Arizona. The purchase price of the property was $24,400. The Company financed the purchase of the property.

        The  Company  also  owns   approximately   5,600,000  or  14.5%  of  the
outstanding common shares of Omega Ventures Group, Inc., a corporation whose common stock is traded on the Over-the-Counter Bulletin
Board, stock symbol "OMGV."

Liquidity and Capital Resources

        During the quarter ended December 31, 2003, the Company funded its operations primarily from the sale of Company securities. During the quarter, the Company reduced its accounts payable to related parties by issuing 7,095,666 shares of its common stock in satisfaction of debts owing of approximately $212,870. On December 31, 2003, the Company had cash on hand of $18,102. The Company will need additional working capital for its future planned activities and to service its debt. The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. Management of the Company has developed a strategy, that it believes will accomplish this objective, through additional short term loans, and equity funding, which may enable the Company to operate for the coming year. The Company, however, has no firm commitments from any party to provide it additional funding. Without some source of additional funds, it is unlikely the Company will have sufficient funds to continue operations for the next twelve months. There is no guarantee the Company will be successful in implementing its strategy to obtain sufficient working capital to continue operations for the next twelve months.

        The Company has plans to further develop its properties which will require all of its current working capital.

Results of Operations

        Comparison of the quarter ended December 31, 2003 and the quarter ended December 31, 2002

        The Company sustained a net operating loss of $154,477 in the quarter ended December 31, 2003, compared to a loss of $173,507 for the quarter ended December 31, 2002. This decrease in the loss was largely the result of decreases in expenses as shown in the following comparison of expenses:


                                December 31, 2003      December 31, 2002

Exploration, development              $148,794            $168,560
and promotion
Depreciation                             7,000               9,500


        The decrease in operating expenses in the quarter ended December 31, 2003, compared to the same period of 2002 was primarily the result of decreased exploration, development and promotional activity by the Company in the quarter ended December 31, 2003, because of a lack of funds to pursue these activities.

        Revenue from rents and interest decreased from $4,553 in the three months ended December 31, 2002 to $1,317 in the three months ended December 31, 2003.

       Comparison of the six months ended December 31, 2003 and six months ended December 31, 2002.

       The Company sustained a net operating loss of $224,217 for the six months ended December 31, 2003, compared to a loss of $363,642 for six months ended December 31, 2002. This decrease in the loss was largely the result of decreases in expenses as shown in the following comparison of expenses:

                                      December 31, 2003       December 31, 2002

Exploration, development                  $213,006                 $353,455
and promotion
Depreciation                                14,000                   19,000


        The decrease in operating expenses during the six months ended December 31, 2003, compared to the same period of 2002 was primarily the result of decreased exploration, development and promotional activity by the Company in the six months ended December 31, 2003, due to a lack of funds to pursue these activities.

        Revenue from rents and interest decreased from $8,813 in the six months ended December 31, 2002 to $2,789 in the six months ended December 31, 2003.


--------------------------------------------------------------------------------

ITEM 3. CONTROLS AND PROCEDURES

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

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

     ITEM 2. CHANGES IN SECURITIES

--------------------------------------------------------------------------------


        No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended September 30, 2003.

        On November 17, 2003, the Company issued 300,000 restricted common shares to purchase certain real property in the State of Arizona. The shares were valued at $.03 per share. The shares were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

        On November 25, 2003, the Company issued 7,095,666 restricted common shares to Manhattan Communications and Computer Wizards Consulting, affiliates of the Company through common officers and/or directors, in satisfaction of debt owed in the amount of approximately $212,870. The shares were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

        Also on November 25, 2003, the Company issued 2,800,000 restricted common shares to four individuals, including Mr. John Hickey, the Company's Secretary and a Director, for services rendered to the Company and expenses incurred on the Company's behalf. These shares were valued at $.03 per share. These shares were issued pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

        On December 10, 2003, the Company issued 2,500,000 restricted common shares to three individuals for $50,000. The shares were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.


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

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                            APEX RESOURCES GROUP, INC.


Date: February 16, 2004                     By:/s/ John R. Rask
                                               ---------------------------------
                                                  John R. Rask, President



Date: February 16, 2004                     By:/s/ John M. Hickey
                                               ---------------------------------
                                                 John M. Hickey, Secretary