Form 10QSB
period 2004-03-31
APEX RESOURCES GROUP INC
filed 2004-05-24
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2004
                               -----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

Commission File number                 0-11695
                       -------------------------------------------------


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

         Common stock, par value $.001; 50,287,335 shares outstanding as of April 20, 2004.

                                      INDEX


                                                                          Page
                                                                          Number
PART I.

ITEM 1.     Financial Statements (unaudited)..................................

            Balance Sheets
              March 31, 2004 and June 30, 2003................................

            Statements of Operations
              Three and nine months ended March 31, 2004 and 2003.............
              and the period January 27, 1984 to March 31, 2004

            Statement of Changes in Stockholders' Equity......................
              Period from January 27, 1984 to March 31, 2004

            Statements of Cash Flows
               Nine months ended March 31, 2004 and  2003.....................
               and the period  January 27, 1984 to March 31, 2004

            Notes to Financial Statements.....................................

ITEM 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................

ITEM 3.     Controls and Procedures ..........................................

PART II

ITEM 2.     Changes in Securities

ITEM 6.     Exhibits and Reports on Form 8-K .................................

            Signatures........................................................

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

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     The accompanying balance sheets of Apex Resources Group, Inc., ( development stage company) at March 31, 2004 and June 30, 2003, the statements of operations and cash flows for the three and nine months ended March 31, 2004 and 2003 and the period January 27, 1984 (date of inception) to March 31, 2004 and the statement of stockholders' equity for the period from January 27, 1984 to March 31, 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.


                               APEX RESOURCES GROUP, INC.
                              ( Development Stage Company)
                                     BALANCE SHEETS
                            March 31, 2004 and June 30, 2003
-----------------------------------------------------------------------------------------

                                         ASSETS
                                                             Mar 31, 2004   Jun 30, 2003
CURRENT ASSETS
   Cash                                                      $    14,733    $    14,259
                                                             -----------    -----------
       Total Current Assets                                       14,733         14,259
                                                             -----------    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation                                                289,797        221,597
                                                             -----------    -----------

OTHER ASSETS
    Accounts receivable - affiliates                             147,200         92,562
   Oil leases - note 3                                            67,913         67,913
    Joint venture interest - note 4                              125,012        125,012
    Other investments                                              7,005          7,005
                                                             -----------    -----------
                                                                 347,130        292,492
                                                             -----------    -----------
                                                             $   651,660    $   528,348
                                                             ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable - current portion                           $     9,307    $      --
   Accounts payable                                               30,772         26,059
    Accounts payable - related parties                            38,094        102,563
                                                             -----------    -----------
       Total Current Liabilities                                  78,173        128,622
                                                             -----------    -----------

NOTE PAYABLE - net of current portion                             58,443           --
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock
        400,000,000 shares authorized, at $.001 par value;
        49,787,335 issued and outstanding on Mar 31, 2004         49,787         34,222
    Capital in excess of par value                             7,770,713      7,359,868
    Deficit accumulated during the development stage          (7,305,456)    (6,994,364)
                                                             -----------    -----------
       Total Stockholders' Equity                                515,044        399,726
                                                             -----------    -----------
                                                             $   651,660    $   528,348
                                                             ===========    ===========

       The accompanying notes are an integral part of these financial statements.


                                           4

                                         APEX RESOURCES GROUP, INC.
                                        ( Development Stage Company)
                                          STATEMENTS OF OPERATIONS
                            Forthe Three and Nine Months Ended March 31, 2004 and
                 2003 and the Period January 27, 1984 (date of inception) to March 31, 2004


                                         Three Months                   Nine Months
                                    -------------------------     --------------------------
                                       Mar             Mar            Mar             Mar      Jan 27, 1984 to
                                       2004            2003           2004           2003       Mar 31, 2004
                                    -----------    -----------    -----------    -----------    -----------
REVENUES

   Rents and interest               $     1,128    $       995    $     3,917    $    10,467    $   327,950
                                    -----------    -----------    -----------    -----------    -----------

EXPENSES

   Exploration, development
    and promotion                        81,003        118,968        294,009        473,082      8,867,118
  Depreciation                            7,000          9,500         21,000         28,500        121,043
                                    -----------    -----------    -----------    -----------    -----------
                                         88,003        128,468        315,009        501,582      8,988,161
                                    -----------    -----------    -----------    -----------    -----------

NET LOSS - before other
                     income             (86,875)      (127,473)      (311,092)      (491,115)    (8,660,211)

  Gain on sale of assets                   --             --             --             --        1,354,755
                                    -----------    -----------    -----------    -----------    -----------


NET LOSS                            $   (86,875)   $  (127,473)   $  (311,092)   $  (491,115)   $(7,305,456)
                                    ===========    ===========    ===========    ===========    ===========



LOSS PER COMMON SHARE

       Basic and diluted            $      --     $      (.02)   $      (.01)   $      (.06)
                                    -----------    -----------    -----------    -----------



AVERAGE OUTSTANDING
     SHARES - (stated in 1,000's)

          Basic                          42,685          8,012         36,338          8,012
                                    -----------    -----------    -----------    -----------




                 The accompanying notes are an integral part of these financial statements.

                                                      5

                                     APEX RESOURCES GROUP, INC.
                                    ( Development Stage Company)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   Period January 27, 1984 (Date of Inception) to March 31, 2004
--------------------------------------------------------------------------------------------------

                                                 Common Stock          Capital in
                                            -----------------------    Excess of     Accumulated
                                              Shares       Amount      Par Value       Deficit
                                            ---------   -----------   ------------  ------------
Balance January 27, 1984
      (Date of Inception)                        --     $      --     $      --     $      --
Issuance of common stock from inception
   to June 30, 1998                         1,610,838         1,611     2,120,660
Net income from operations
   for the period ended June 30, 1984            --            --            --           3,048
Net loss from operations
   for the year ended June 30, 1985              --            --            --         (44,556)
Net income from operations
   for the year ended June 30, 1986              --            --            --          18,018
Net loss from operations
   for the year ended June 30, 1987              --            --            --          (9,248)
Net income from operations
   for the year ended June 30, 1988              --            --            --          15,828
Net loss from operations
   for the year ended June 30, 1989              --            --            --         (22,000)
Capital contribution - expenses                  --            --             752          --
Net loss from operations
   for the year ended June 30, 1993              --            --            --          (9,752)
Net loss from operations
   for the year ended June 30, 1994              --            --            --         (82,277)
Net loss from operations
   for the year ended June 30, 1995              --            --            --        (115,762)
Net loss from operations for
   the year ended June 30, 1996                  --            --            --        (269,717)
Net loss from operations for the
   year ended June 31, 1997                      --            --            --        (515,238)
Net loss from operations  for the year
    ended  June 30, 1998                         --            --            --        (648,722)
Issuance of common stock for the
   year ended June 30, 1999                 1,943,798         1,944     1,344,079          --
Net loss from operations for the year
   ended June 30, 1999                           --            --            --      (1,607,517)
Issuance of common stock for the
   year ended June 30, 2000                 3,318,058         3,318     2,948,196          --
Net loss from operations for the year
   ended June 30, 2000                           --            --            --      (1,029,239)

Balance June 30, 2000                       6,872,694         6,873     6,413,687    (4,317,134)

             The accompanying notes are an integral part of these financial statements.


                                APEX RESOURCES GROUP, INC.
                               ( Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
               Period January 27, 1984 (Date of Inception) to March 31, 2004
--------------------------------------------------------------------------------------------

                                                                                 Capital in
                                                Common Stock         Excess of   Accumulated
                                            Shares       Amount      Par Value     Deficit
                                          ----------   ----------   ----------   ----------
Issuance of common  stock for
   the year ended June 30, 2001            1,034,500        1,034      778,467         --
Net loss from operations for the year
 ended June 30, 2001                            --           --           --       (807,576)
Issuance of common stock for services &
    expenses  - August 31, 2001              105,000          105       62,894         --
Net loss from operations for the year
    ended June 30, 2002                         --           --           --     (1,216,953)
Issuance of common stock for services
   at $.001 - April 14, 2003               6,380,000        6,380         --           --
Issuance of common stock for cash
   at $.001 - April & June 2003           15,650,000       15,650         --           --
Issuance of common stock for services
   at $.01 - June 3, 2003                  2,500,000        2,500       22,500         --
Issuance of common stock for services
   at $.05 - June 30, 2003                 1,680,000        1,680       82,320         --
Net loss from operations for the year
   ended June 30, 2003                          --           --           --       (652,701)

Balance June 30, 2003                     34,222,194       34,222    7,359,868   (6,994,364)

Issuance of common stock for purchase
  of land at $.03 - Nov 17, 2003             300,000          300        8,700         --
Issuance of common stock for payment
  of debt at $.03 - Nov 25, 2003           7,095,666        7,095      205,774         --
Issuance of common stock for services
  and expenses at $.03 - Nov 25, 2003      2,800,000        2,800       81,200         --
Issuance of common stock for cash
  at $.02 - Dec 10, 2003                   2,500,000        2,500       47,500         --
Issuance of common stock for cash
 at $.015 to $.04 - Jan & Feb 2004         2,501,820        2,502       49,657         --
Issuance of common stock for services
   at $.05 - March 2004                      367,655          368       18,014         --
Net loss from operations for the nine
   months ended March 31, 2004                  --           --           --       (311,092)
                                          ----------   ----------   ----------   ----------

Balance March  31, 2004                   49,787,335   $   49,787   $7,770,713   $ ( 7,305,456)
                                          ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these financial statements.

                                             7


                                      APEX RESOURCES GROUP, INC.
                                     ( Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended March 31, 2004 and 2003 and the
                     Period January 27, 1984 (Date of Inception) to March 31, 2004
-----------------------------------------------------------------------------------------------------

                                                                                     January 27, 1984
                                                           Mar           Mar       (Date of Inception)
                                                          2004           2003        to Mar 31, 2004
                                                       -----------    -----------    ---------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net profit (loss)                                   $  (311,092)   $  (491,115)   $    (7,305,456)
    Adjustments to reconcile net loss
       to net cash provided by operating
       activities
           Valuation of investments                           --             --                2,640
          Depreciation                                      21,000         28,500            121,043
           Common capital stock issued
              for services & expenses                      102,382           --            4,808,119
           Gain from sale of assets                           --             --           (1,354,755)
          (Increase) decrease in accounts receivable       (54,638)       195,312           (147,200)
           (Increase) decrease in advance deposits            --           38,664               --
            Increase (decrease) in liabilities             153,724        (14,510)           303,262
                                                       -----------    -----------    ---------------
             Net Cash Used By Operations                   (88,624)      (243,149)        (3,572,347)
                                                       -----------    -----------    ---------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
    Purchase of other assets                                  --           (2,500)            (9,645)
   Purchase of property & equipment                        (35,020)          --             (356,660)
   Purchase of  oil & gas leases                              --             --             (523,019)
    Net sales of assets                                       --             --            1,638,159
                                                       -----------    -----------    ---------------
                                                           (35,020)        (2,500)           748,835
                                                       -----------    -----------    ---------------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Increase in note payable                                 21,960           --               21,960
   Net proceeds from sale of capital stock                 102,158         10,000          2,816,285
                                                       -----------    -----------    ---------------
                                                           124,118         10,000          2,838,245
                                                       -----------    -----------    ---------------
   Net increase (decrease) in cash                             474       (235,649)            14,733

   Cash at beginning of year                                14,259        251,998               --
                                                       -----------    -----------    ---------------

   Cash at end of year                                 $    14,733    $    16,349    $        14,733
                                                       ===========    ===========    ===============

              The accompanying notes are an integral part of these financial statements.




                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
 (Continued) For the Period January 27, 1984 (Date of Inception) to Mar 31, 2004

-------------------------------------------------------------------------------------------


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Issuance of 1,154,073 common shares for assets, services and expenses -
    from inception to June 30, 1998                                            $ 1,500,765
                                                                                 ---------
Issuance of 1,549,875 common shares for assets, services and expenses -
   for the year ended June 30,  1999                                             1,157,000
                                                                                 ---------
Issuance of 1,242,781 common shares for assets, services and expenses -
   for the year ended June 30, 2000                                              1,240,093
                                                                                 ---------
Issuance of 784,500 common shares for services and expenses -
   for the year ended June 30,  2001                                               629,500
                                                                                 ---------
Issuance of 105,000 common shares for services and expenses -
   for the year ended June 30,  2002                                                62,999
                                                                                 ---------
Issuance of 10,560,000 common shares for services and expenses -
   for the year ended June 30,  2003                                               115,380
                                                                                 ---------
Issuance of 300,000 common shares for purchase of land November 17, 2003             9,000
                                                                                 ---------
Issuance of 7,095,666 common shares for payment of debt November 25, 2003          212,870
                                                                                 ---------
Issuance of 2,800,000 common shares for services and expenses November 25, 2003     84,000
                                                                                 ---------
Issuance of 367,655 common shares for services March 24, 2004                       18,382
                                                                                 ---------




                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
--------------------------------------------------------------------------------


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

Property and Equipment
----------------------

The Company's property and equipment consists of the following:

                   Land                               89,200
                   Office equipment                  128,413
                   Residential rentals               164,511
                   Less  accumulated depreciation    (92,327)
                                                    --------
                                                     289,797
                                                    --------

Office equipment is depreciated on the straight line method over five and seven years and the residential rentals are depreciated on the straight line method over forty years.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
--------------------------------------------------------------------------------


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

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
--------------------------------------------------------------------------------


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

At March 31, 2004, the Company had a net operating loss available for carry forward of $7,305,456. The tax benefit of approximately $2,200,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2004 through 2024.

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

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The other partners in the project are controlled by Exxon Oil Corporation, however there are no immediate plans to develop the area until a pipeline is completed.

4.  JOINT  VENTURE  INTEREST

During July 2001 the Company purchased a one half participation interest in a joint venture covering the "Hughes Prospect Lease Bank Agreement" for $175,290 which consists of 4,219 acres of oil and gas leases located in Robertson County, Texas in which the joint venture participants are marketing the leases. The Company has received $50,278 as its share of the on- going sale of the leases, which has been recorded as a reduction of the cost of the joint venture. A gain or loss cannot be determined until the balance of the leases have been sold.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
--------------------------------------------------------------------------------


5.  MINING CLAIMS

On June 20, 1994 the Company purchased six unproven mineral claims, from a related party, and are identified as Marathon, Marathon 1 and Marathon 2, Krystal Ann 1, Krystal Ann 2 and Krystal Ann 3. The Marathon claims contain 32 units and expire in February 2006 and the Krystal claims contain 28 units and expire in May 2006. The Claims are located near Cowichan Lake in the Province of British Columbia, Canada. The claims are located within the Sicker Volcanic Belt on Vancouver Island in an active gold mining area and are current through 2005.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for acquisition and retaining the properties have been expensed.

6.  ISSUANCE OF COMMON CAPITAL STOCK

During the quarter ended March 31, 2004 the Company issued 367,655 restricted common shares of its capital stock for services and 2,501,820 restricted common shares for cash, as outlined in the statement of changes in stockholders' equity.

On March 26, 2003 the Company completed a reverse stock split of one share for 20 shares of outstanding stock.

This report has been prepared showing post split shares from inception.

7.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities have acquired 36% of the outstanding common stock of the Company and they have made demand, no interest loans to the Company of $38,094.

The Company has made no interest, demand loans to affiliates of $147,200. The affiliations resulted through common officers between the company and its affiliates, and the Company owns 15% of the outstanding stock of one of the affiliates.

8.  LONG TERM NOTES PAYABLE

The Company is obligated under two installment sales contracts for the purchase of land. The payments due, under the contracts, are 180 monthly payments of $776, including interest of 11%.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
--------------------------------------------------------------------------------


9.  GOING CONCERN

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


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------


   This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors. For a complete understanding, this Management Discussion and Analysis should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10- QSB.

General

     The Company is in the development stage and engaged in the acquisition of interests in gas and oil properties in Texas, and Louisiana, and other business interests. The Company has not been engaged in the production of any gas and oil. For a detailed description of the oil and gas and mineral rights and real estate holding of the Company, please see the Annual Report of the Company filed on Form 10-KSB, and the subsequent Quarterly Reports filed by the Company on Form 10-QSB. Following is a brief description of relevant events that occurred during the quarter ended March 31, 2004, and subsequent thereto.

     Plaquemines Parish, Louisiana
     -----------------------------

     Subsequent to the end of the quarter, the Company learned that well #1 of the Bastian Bay State Lease 16152 at Plaquemines Parish, Louisiana has a leak. The operator believes it will take at least two weeks to locate and repair the problem. Once repairs are completed, the well will be tested to determine its production capacity. To date, this well has not been put into production. The Company owns a 6.25% working interest in this well.

     Manahuilla Creek Field , Texas
     ------------------------------

     The Company learned that drilling of this well was completed on May 20, 2004. The Company anticipates it will take several weeks to complete the well. Upon completion, the well will be turned on and flow tested. The Company owns a 1.875% of 75% participating working interest in this gas well.

     Elk Valley Ranch, Arizona
     -------------------------

     In January 2004, Arizona Land acquired 2 undeveloped lots, totaling 73 acres of real property, in Elk Valley Ranch. Elk Valley Ranch is near other lots the Company owns in Woodland Valley Ranch and is about 15 miles east of St. Johns, Arizona. The Company purchased the lots for $98,715, including a down payment of $5,020 and monthly payments of $521 for 180 months. The Company acquired these properties for investment purposes and has no present intent to develop or improve these parcels.

     The Company also owns approximately 5,600,000 or 14.5% of the outstanding common shares of Omega Ventures Group, Inc., a corporation whose common stock is traded on the Over-the-Counter Bulletin Board, stock symbol "OMGV."

Liquidity and Capital Resources

     During the quarter ended March 31, 2004, the Company funded its operations primarily from the sale of Company securities. During the quarter, the Company sold 2,501,820 shares of its common stock for $52,158. On March 31, 2004, the Company had cash on hand of $14,733. The Company will need additional working capital for its future planned activities and to service its debt. The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. Management of the Company has developed a strategy, that it believes will accomplish this objective, through additional short term loans, and equity funding, which may enable the Company to operate for the coming year. The Company, however, has no firm commitments from any party to provide it additional funding. Without some source of additional funds, it is unlikely the Company will have sufficient funds to continue operations for the next twelve months. There is no guarantee the Company will be successful in implementing its strategy to obtain sufficient working capital to continue operations for the next twelve months.

     The Company has plans to further develop its properties, which will require all of its current working capital.

Results of Operations

     Comparison of the quarter ended March 31, 2004 and the quarter ended March 31, 2003

     The Company sustained a net loss of $86,875 in the quarter ended March 31, 2004, compared to a loss of $127,473 for the quarter ended March 31, 2003. This decrease in the loss was largely the result of decreases in expenses as shown in the following comparison of expenses:



                                   March 31, 2004                March  31, 2003
                                   --------------                ---------------

Exploration, development             $ 81,003                         $118,968
and promotion
Depreciation                            7,000                            9,500


     The decrease in operating expenses in the quarter ended March 31, 2004, compared to the same period of 2003 was primarily the result of decreased exploration, development and promotional activity by the Company in the quarter ended March 31, 2004, because of a lack of funds to pursue these activities.

     Revenue from rents and interest increased to $1,128 in the three months ended March 31, 2004, compared to $995 in the three months ended March 31, 2003.

     Comparison of the nine months ended March 31, 2004 and the nine months ended March 31, 2003.

     The Company sustained a net loss of $311,092 for the nine months ended March 31, 2004, compared to a loss of $491,115 for nine months ended March 31, 2003. This decrease in the loss was largely the result of decreases in expenses as shown in the following comparison of expenses:

                                  December 31, 2003      December 31, 2002

Exploration, development              $294,009               $473,082
and promotion
Depreciation                            21,000                 28,500

     The decrease in operating expenses during the nine months ended March 31, 2004, compared to the same period of 2003 was primarily the result of decreased exploration, development and promotional activity by the Company in the nine months ended March 31, 2004, due to a lack of funds to pursue these activities.

     Revenue from rents and interest decreased from $10,467 in the nine months ended March 31, 2004 to $3,917 in the nine months ended March 31, 2003.


--------------------------------------------------------------------------------

                         ITEM 3. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------


     (a) Evaluation of Disclosure Controls and Procedures. The Company's Principal Executive Officer and Principal Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

         ITEM 2.  CHANGES IN SECURITIES

--------------------------------------------------------------------------------


     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended March 31, 2004.

     The following securities, which are not registered under the Securities Act of 1933, were issued by the Company during the quarter ended March 31, 2003.

     During the quarter ended March 31, 2004, the Company sold 2,194,320 shares of its common stock to non United States persons, including Company Secretary and Director, John Hickey. The Company received $39,858 from the sale of the shares. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     In January 2003, the Company sold 307,500 shares of restricted common shares to Company President and Director, John Rask for $12,300. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     On March 24, 2004, the Company issued 367,655 restricted common shares to a consultant for consulting and other services provided to the Company. The services rendered to the Company were valued at $18,380. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     Subsequent to quarter end, on April 8, 2004, the Company issued 500,000 restricted common shares to a consultant for providing public relations services to the Company. The services were valued at $5,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


         (a)  Reports on Form 8-K.

        On February 10, 2004, the Company filed a Current Report on Form 8-K, as amended, disclosing that on or about February 5, 2004, the Company had dismissed Sellers & Andersen as its independent. The dismissal of Sellers & Andersen was not the result of any disagreement between the Company and Sellers & Andersen. At that time, the Company also announced that it had retained Madsen & Associates, CPAs, Inc., to serve as its independent auditors to replace Sellers & Andersen.

        (b)  Exhibits.

              31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                APEX RESOURCES GROUP, INC.


Date: May 21, 2004              By: /s/ John R. Rask
                                    -----------------------------------
                                      John R. Rask, President and Director



Date: May 21, 2004              By: /s/ John M. Hickey
                                    --------------------------------
                                     John M. Hickey, Secretary and Director