Form 10KSB
period 2004-06-30
APEX RESOURCES GROUP INC
filed 2004-10-18
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended                June 30, 2004
                                --------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                    to
                                    ------------------    ------------------

     Commission File number                       0-11695
                                ------------------------------------------

                            APEX RESOURCES GROUP INC,
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)


                 Utah                                       87-0403828
--------------------------------------------     -------------------------------
State or other jurisdiction of incorporation        (I.R.S. Employer I.D. No.)
 or organization

  610-800 West Pender Street, Vancouver, Canada               V6C 256
-------------------------------------------------      --------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code      (604) 669-2723
                                               -------------------------


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

State issuer's revenues for its most recent fiscal year:  $     26,664
                                                           ----------------

The aggregate market value of the issuer's voting stock held as of October 14, 2004, by non-affiliates of the issuer based on the closing daily price as quoted on the OTCBB was $3,199,110.

As of June 30, 2003, the registrant had 58,263,569 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format. Yes [ ] No [X] Documents incorporated by reference: Current Report on Form 8-K, filed on February 10, 2004, as amended.

                                TABLE OF CONTENTS

PART I                                                                    Page
------                                                                    ----

ITEM 1.   DESCRIPTION OF BUSINESS........................................... 3

ITEM 2.   DESCRIPTION OF PROPERTIES......................................... 7

ITEM 3.   LEGAL PROCEEDINGS................................................. 8

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................. 8

PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS........................................................... 9

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.........................................................10

ITEM 7.   FINANCIAL STATEMENTS..............................................13

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...............................27

ITEM 8A.  CONTROLS AND PROCEDURES...........................................27

PART III
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
          ACT...............................................................27

ITEM 10.  EXECUTIVE COMPENSATION............................................29

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT....................................................30

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................31

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..................................31

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................32

--------------------------------------------------------------------------------

                                     PART I

--------------------------------------------------------------------------------

                                     FORWARD

--------------------------------------------------------------------------------

         This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; failure by the Company to successfully anticipate changes in the markets in which it competes and price and supply increases or decreases.

--------------------------------------------------------------------------------

         ITEM 1. DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------

History and Organization

         Apex Resources Group Inc. (the "Registrant" or "Company") is a development stage company. It was incorporated under the laws of the State of Utah on January 27, 1984. The Company was initially organized primarily to hold overriding royalties of both producing and non- producing oil and gas properties. However, the Company's articles of incorporation authorize it to engage in all aspects of the oil and gas business and for any other lawful purpose.

         In 1989, the Company transferred its assets in exchange for cancellation of the Company's debt and ceased operations until 1995. Since 1995, the Company has been primarily engaged in the business of acquiring interests in oil and gas properties.

Oil and Gas Properties

         Beaufort Sea
         ------------

         The Company holds a 3.475% working interest in the Beaufort Sea well Esso Pex Home, et. al. Itiyok I-27, consisting of 640 acres, located at Latitude 70-00', Longitude 134-00', Sections

7, 8, 17, 18, 27, 28 and 37. License No. 55, dated April 22, 1987. During 1982 and 1983 a consortium of companies participated in drilling, casing and testing the area to a depth of 12,980 feet.

         The other partners in the project are controlled by Exxon Oil Corporation, Anderson Oil and Gulf Canada Resources. It was recently announced that a consortium of oil and gas companies have filed an application to build a natural gas pipeline that could be used to transport gas from the Beaufort Sea region. This area will not be developed until a pipeline is built.

         Bastian Bay Field, Plaquamines Parish, Louisiana
         ------------------------------------------------

         The Company holds a 6.5% working interest in the Bastian Bay Field Lease #16152 in Plaquamines Parish Louisiana. Although drilling and some work have been done on this well, the well operator has encountered various problems at this site. To date, this well has not been put into production. It is anticipated that additional work, including workover of the well, will begin during November 2004. Once workover is completed, the well will be tested to determine its production capacity.

         Manahuilla Creek Field, Texas
         -----------------------------

         The Company owns a 1.875% of 75% participating working interest in this gas well. Drilling of the well was completed on May 20, 2004. Unfortunately, the initial zone tested was unproductive. The Company has learned that the operator intends to refracture the well at a higher zone, where it is believed there is an opportunity for gas. A refracture of the well could be completed before the end of the year.

Selection of Target Areas for Acquisition

         The Company will continue to explore and investigate the acquisition of interests in other oil and gas properties. In most cases, the Company has and will continue to seek to acquire only partial interests in properties thereby diversifying its risk. This will also allow the Company to acquire interests in more properties than it otherwise could if it were to acquire complete interests in properties.

         Rather than employ the significant staff that would be required to operate the wells the Company may acquire, it will continue to seek out and locate qualified local operators, whom it will contract to manage the daily operations of the particular properties. This aids the Company in keeping its overhead to a minimum.

         The Company will seek to purchase interests for cash or in exchange for shares of its common stock, where allowed by law. The purchases made with cash will be made with cash on hand, internally generated capital, financed through conventional loans made by oil and gas lenders or through funds made available through equity financing. The Company may consider issuing common stock to project owners in situations where the project has significant upside potential due to proven reserves that are behind pipe or that are undeveloped and for which traditional financing cannot be obtained.

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

--------------------------------------------------------------------------------

         ITEM 2. DESCRIPTION OF PROPERTIES

--------------------------------------------------------------------------------

Oil and Gas Properties

         See "ITEM 1. Description of Business".

Rental Properties

         Abbecombec Ocean Village Resort
         -------------------------------

         The Company owns two vacation homes in the Abbecombec Ocean Village Resort located on the shore of Clam Bay, which is 40 miles east of Halifax, Nova Scotia. The Company currently rents the dwellings on a month-to-month basis for $500 per month. During the year, the occupancy rate for these vacation homes has been 100%. The income generated by these properties is subject to a number of factors, including the time of year, occupancy rates among similar properties in the area and economic conditions in general. These properties are not subject to any mortgage or other obligation. At this time the Company has no plans for renovate or otherwise improve the properties. The Company believes these properties are adequately insured.

         Woodland Valley Ranch, Arizona
         ------------------------------

         The Company owns 37 acres of undeveloped land in Woodland Valley Ranch, located in Apache County in northern Arizona. These parcels are located about 12 miles northeast of St. Johns, Arizona. The Woodland Valley Ranch is comprised of over 32,000 acres of virgin wilderness with elevations ranging from 5,900 feet to 6,800 feet above sea level. The Woodland Valley Ranch borders over 30,000 acres of Arizona State Trust lands. The Company is required to make monthly payments of $255 through December 2019. As of the date of this annual report, the current principal balance is approximately $46,008. The Company is working with the contract holder to resolve the default. The Company acquired these parcels for investment purposes and has no present intent to develop or improve this property. As undeveloped land, the Company does not believe there is a need to insure the property at this time.

         Elk Valley Ranch, Arizona
         -------------------------

         The Company owns 2 undeveloped lots, totaling 73 acres of real property, in Elk Valley Ranch. Elk Valley Ranch is near the Woodland Valley Ranch and is about 15 miles east of St. Johns, Arizona. The Company purchased the lots for $98,715, including a down payment of $5,020 and monthly payments of $521 for 180 months. As of the date of this annual report, the current principal balance is approximately $93,695. The Company is working with the contract holder to resolve the default. The Company acquired these properties for investment purposes and has no present intent to develop or improve these parcels. As undeveloped parcels, the Company does not believe there is a need to insure the properties at this time.

         The Company also owns approximately 5,600,000 or 14.5% of the outstanding common shares of Omega Ventures Group, Inc., a corporation whose common stock is traded on the Over-the-Counter Bulletin Board, stock symbol "OMGV."

Executive Offices

         The Company currently leases 1,500 square feet of executive office space located at 610- 800 West Pender Street, Vancouver, Canada, V6C 2V6. The offices are rented on a month-to- month basis for approximately $2,050 per month. The Company believes this space will be sufficient for its needs for the foreseeable future.

         The Company rents the office furnishings for its Canadian office from Michael C. Gill Enterprises Ltd., for $6,500 per month.

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

--------------------------------------------------------------------------------

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

--------------------------------------------------------------------------------

         No matters were submitted to a vote of the Company's shareholders during the fiscal year ended June 30, 2004.

--------------------------------------------------------------------------------

         ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

         The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "APXR." As of June 30, 2004, the Company had 882 shareholders holding 58,263,569 common shares.

         The published closing bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                        BID PRICES               ASK PRICES
                                     HIGH         LOW         HIGH         LOW

2003-2004
---------
July thru Sep. 2003                  .05          .02         .08          .04
Oct. thru Dec.    2003               .065         .03         .073         .035
Jan. thru Mar. 2004                  .09          .031        .10          .04
Apr. thru June 2004                  .087         .05         .095         .063

2003-2002
---------
July thru Sep. 2002                  .018         .009        .02          .011
Oct. thru Dec. 2002                  .017         .0085       .02          .01
Jan. thru Mar. 2003                  .01          .002        .011         .003
Apr. 1 thru Apr. 2, 2003             .005         .0035       .007         .007
Apr. 3 thru Jun. 2003                .09          .02         .15          .06
(After a 1 for 20 reverse split)

         The foregoing figures were furnished to the Company by Pink Sheets, L.L.C., 304 Hudson Street, 2nd Floor, New York, New York 10013.

         Dividends

         Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

         Securities for Issuance Under Equity Compensation Plans

         The Company currently has no equity compensation plans.

         Recent Sales of Unregistered Securities

         During the quarter ended June 30, 2004, the following equity securities, which were not registered under the Securities Act of 1933, were issued.

         On April 8, 2004, the Company issued 500,000 restricted common shares to a consultant for providing public relations services to the Company. The shares were were valued at $.01 per share. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions.

         On June 2, 2004, the Company issued 5,600,000 restricted common shares to five parties, including 1,400,000 common shares to John Hickey, the Company Secretary and a director, for services rendered to the Company. The shares were valued at $.03 per share. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Regulation S promulgated by the Securities and Exchange Commission.

         In June 2004, the Company issued 2,376,234 restricted common shares to two parties, including 602,556 common shares to John Hickey in satisfaction of debt. The shares were valued at $.03 per share. The shares were issued without registration under the Securities Act of 1933 in reliance on exemptions from registration provided by Regulation S promulgated by the Securities and Exchange Commission and Section 4(2) of the Securities Act.

--------------------------------------------------------------------------------

         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

         The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Financial Statements and the accompanying notes included elsewhere in this Form 10-KSB contain additional information that should be referred to when reviewing this material.

         Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Please read Forward-Looking Information on page 3.

General

         The Company is a development stage company engaged in the exploration of gas and oil. The Company has been engaged in the gas and oil business since 1995. We did not produce any natural gas or oil prior to August 2001.

Liquidity and Capital Resources

         During the fiscal year ended June 30, 2004, the Company funded its operations primarily primarily from the sale of Company securities. During the year, the Company sold 5,001,820 shares of its common stock for $102,159. As of June 30, 2004, the Company had cash on hand of $ 14,741. The Company will need additional working capital for its future planned activities and to service its debt. The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. As pointed out in the Report of our independent registered public accounting firm, this raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. Management of the Company has developed a strategy, that it believes will accomplish this objective, through additional short term loans, and equity funding, which may enable the Company to operate for the coming year. The Company, however, has no firm commitments from any party to provide it additional funding. Without some source of additional funds, it is unlikely the Company will have sufficient funds to continue operations for the next twelve months. There is no guarantee the Company will be successful in implementing its strategy to obtain sufficient working capital to continue operations for the next twelve months.

         The Company has plans to further develop its properties, which will require all of its current working capital. The Company's material commitments for capital expenditures include the Company's obligation in connection with its working interests in the Bastian Bay Field and the Manahuilla Creek Field.

Results of Operations

     Comparison of the year ended June 30, 2004 and the year ended June 30, 2003

         The Company generated a net loss of $748,280 in the year ended June 30, 2004, compared to a loss of $652,701 in the year ended June 30, 2003. The $95,597 increase in net loss is the result of increases in exploration, development and administrative expenses. These expenses include:

                                                June             June
                                                2004             2003
                                                ----             ----

         Travel                               $ 37,345         $194,450
         Office expenses                       104,139           67,354
         Telephone                              17,930           32,497
         Professional                           33,431           57,155
         Consultants                           328,936          156,034
         Promotional                            10,801           15,139
         Rent                                   28,529           27,172

         Exploration and development           177,180           57,183
         - oil and gas
         Other                                  12,594           26,543

         Decreases in travel, telephone, professional, promotional and other expenses were more than offset by increases in office expenses, consultants and exploration and development expenses. Despite the Company's efforts to control expenses as evidenced by the aforementioned decreased expenses, the overall increase in net loss is primarily attributable to the increased oil and gas exploration activities in Texas and Louisiana by the Company in 2004 as compared to 2003.

         The Company has not generated operating income in either of the past two years. It did, however, receive $26,664 in non operating revenue for the twelve months ended June 30, 2004, compared to $8,292 in the same period for 2003.

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

Off-Balance Sheet Financing Arrangements

         As of March 31, 2004, we had no off-balance sheet financing arrangements.

Critical Accounting Policies

         The Company has identified policies below as critical to its business operations and the understanding of its financial statements. The impact of these policies and associated risks are discussed throughout Management's Discussion and Analysis and Plan of Operations where such policies affect its reported and expected financial results. A complete discussion of the

Company's accounting policies in included in Note A of the Notes to Consolidated Financial Statements.

         Capitalization of  Oil  Leases  Costs

         The Company uses the successful efforts cost method for recording its oil lease interests. This provides for capitalizing the purchase price of the project and the additional costs directly related to proving the properties and amortizing these amounts over the life of the reserve when operations begin or a shorter period if the property is shown to have an impairment in value or expensing the remaining balance if it is proven to be of no value. Expenditures for oil well equipment are capitalized and depreciated over their useful lives.

         Environmental Requirements

         At the report date environmental requirements related to the mineral claim interests held by the Company are unknown and therefore an estimate of any future cost cannot be made.

         Foreign Currency Translation

         Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. U.S. dollars are considered to be the functional currency of the Company.

         Development Stage and Going Concern

         The Company is a development stage company and have not yet generated revenue. The Company has accumulated losses totaling $7,742,644 and has incurred debt in the development of its operations. To generate positive cash flow, the Company will require substantial additional funding. Funding which may not be available to the Company on acceptable terms, or at all. Moreover, to obtain additional funding the Company may have to issue significant additional common shares, which could result in dilution to current shareholders.

Recent Accounting Pronouncements

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

--------------------------------------------------------------------------------

         ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

MADSEN & ASSOCIATES, CPA's Inc.                        684 East Vine St, Suite 3
-------------------------------                           Murray, Utah 84107
Certified Public Accountants and Business Consultants   Telephone 801 268-2632
                                                            Fax 801-262-3978




Board of Directors
Apex Resources Group, Inc.
Vancouver, Canada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Apex Resources Group, Inc. (development stage company) at June 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2004 and 2003, and the period January 27, 1984 (date of inception) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex Resources Group, Inc. at June 30, 2004, and the results of operations, and cash flows for the years ended June 30, 2004 and 2003, and the period January 27, 1984 to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for any planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
October 14, 2004                              s/Madsen & Associates, CPA's Inc.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2004
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
    Cash                                                            $    14,741
                                                                    -----------
      Total Current Assets                                               14,741
                                                                    -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation                                                       197,538
                                                                    -----------

OTHER ASSETS
    Accounts receivable - affiliates                                    148,932
    Oil leases                                                           67,913
    Land - Arizona                                                       83,600
    Available-for-sale securities                                         2,628
                                                                    -----------
                                                                        303,073
                                                                    -----------

                                                                    $   515,352
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable - land                                            $    71,183
    Accounts payable                                                     42,526
    Accounts payable - related parties                                   84,000
                                                                    -----------
      Total Current Liabilities                                         197,709
                                                                    -----------

STOCKHOLDERS' EQUITY
    Common stock
      400,000,000 shares authorized, at $.001 par value;
      58,263,569 issued and outstanding                                  58,264
    Capital in excess of par value                                    8,002,023
    Deficit accumulated during the development stage                 (7,742,644)
                                                                    -----------
      Total Stockholders' Equity                                        317,643
                                                                    -----------

                                                                    $   515,352
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                             STATEMENT OF OPERATIONS
               For the Years Ended June 30, 2004 and 2003 and the
          Period January 27, 1984 (date of inception) to June 30, 2004
--------------------------------------------------------------------------------


                                       June           June     January 27, 1984
                                       2004           2003     to June 30, 2004
                                   -----------    -----------  ----------------

REVENUES
   Other non operating income      $    26,664    $     8,292      $   350,697
                                   -----------    -----------      -----------

EXPENSES

   Exploration, development,           750,885        633,527        9,293,994
     and administrative - Note 9
   Depreciation                         24,059         27,466          124,102

                                   -----------    -----------      -----------
                                       774,944        660,993        9,418,096
                                   -----------    -----------      -----------

NET LOSS - before other income        (748,280)      (652,701)      (9,067,399)

NET GAIN ON SALE OF ASSETS                --             --          1,324,755


NET LOSS                           $  (748,280)   $  (652,701)     $(7,742,644)
                                   ===========    ===========      ===========


LOSS PER COMMON SHARE

     Basic and diluted             $      (.02)   $      (.05)
                                   -----------    -----------

AVERAGE OUTSTANDING
SHARES

     Basic (stated in 1000's)           42,947         13,927
                                   -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                                     APEX RESOURCES GROUP, INC.
                                    ( Development Stage Company)
                                       STATEMENT OF CHANGES IN
                            STOCKHOLDERS' EQUITY Period January 27, 1984
                                (Date of Inception) to June 30, 2004
---------------------------------------------------------------------------------------------------

                                                Common Stock            Capital in
                                                ------------            Excess of     Accumulated
                                             Shares       Amount        Par Value       Deficit
                                             ------       ------        ---------   ---------------
Balance January 27, 1984                         --     $      --     $      --     $      --
Issuance of common stock from inception
   to June 30, 1998                         1,610,838         1,611     2,120,660
Net income from operations
   for the period ended June 30, 1984            --            --            --           3,048
Net loss from operations
   for the year ended June 30, 1985              --            --            --         (44,556)
Net income from operations
   for the year ended June 30, 1986              --            --            --          18,018
Net loss from operations
   for the year ended June 30, 1987              --            --            --          (9,248)
Net income from operations
   for the year ended June 30, 1988              --            --            --          15,828
Net loss from operations
   for the year ended June 30, 1989              --            --            --         (22,000)
Capital contribution - expenses                  --            --           752            --
Net loss from operations
   for the year ended June 30, 1993              --            --            --          (9,752)
Net loss from operations
   for the year ended June 30, 1994              --            --            --         (82,277)
Net loss from operations
   for the year ended June 30, 1995              --            --            --        (115,762)
Net loss from operations for
   the year ended June 30, 1996                  --            --            --        (269,717)
Net loss from operations for the
   year ended June 31, 1997                      --            --            --        (515,238)
Net loss from operations  for the year
    ended  June 30, 1998                         --            --            --        (648,722)
Issuance of common stock for the
   year ended June 30, 1999                 1,943,798         1,944     1,344,079          --
Net loss from operations for the year
   ended June 30, 1999                           --            --            --      (1,607,517)
Issuance of common stock for the
   year ended June 30, 2000                 3,318,058         3,318     2,948,196          --
Net loss from operations for the year
   ended June 30, 2000                           --            --            --      (1,029,239)
                                            ---------       -------    ----------    -----------
Balance June 30, 2000                       6,872,694         6,873     6,413,687    (4,317,134)

             The accompanying notes are an integral part of these financial statements.

                                                -17-

                                     APEX RESOURCES GROUP, INC.
                                    ( Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                    Period January 27, 1984 (Date of Inception) to June 30, 2004
--------------------------------------------------------------------------------------------------
                                                                       Capital in
                                                   Common Stock         Excess of     Accumulated
                                               Shares        Amount     Par Value       Deficit
                                               ------        ------     ---------  ---------------
Issuance of common  stock for
   the year ended June 30, 2001              1,034,500        1,034      778,467         --
Net loss from operations for the year
 ended June 30, 2001                              --           --           --       (807,576)
Issuance of common stock for services &
    expenses  - August 31, 2001                105,000          105       62,894         --
Net loss from operations for the year
    ended June 30, 2002                           --           --           --     (1,216,953)
Issuance of common stock for services
   at $.001 - April 14, 2003                 6,380,000        6,380         --           --
Issuance of common stock for cash
   at $.001 - April & June 2003             15,650,000       15,650         --           --
Issuance of common stock for services
   at $.01 - June 3, 2003                    2,500,000        2,500       22,500         --
Issuance of common stock for services
   at $.05 - June 30, 2003                   1,680,000        1,680       82,320         --
Net loss from operations for the year
   ended June 30, 2003                            --           --           --       (652,701)
Issuance of common stock for purchase
  of land at $.03 - Nov 17, 2003               300,000          300        8,700         --
Issuance of common stock for payment
  of debt at $.03 - Nov 25, 2003             7,095,666        7,095      205,774         --
Issuance of common stock for cash
  at $.02 - Nov  6, 2003                     2,500,000        2,500       47,500         --
Issuance of common stock for cash
 at $.015 to $.04 - Jan & Feb 2004           2,501,820        2,502       49,657         --
Issuance of common stock for services
   at $.05 - March 2004                        367,655          368       18,014         --
Issuance of common stock for services
   at $.001 - April 2004                       500,000          500         --           --
Issuance of common stock for payment
   of debt at $.03 - June 2004               2,376,234        2,377       68,910         --
Issuance of common stock for services and
   expenses at $.03 - Nov 2003 & Jun 2004    8,400,000        8,400      243,600         --
Net loss from operations for the year
   ended June 30, 2004                            --           --           --       (748,280)
                                            ----------   ----------   ----------   ----------
Balance June  30, 2004                      58,263,569   $   58,264   $8,002,023  $(7,742,644)
                                            ==========   ==========   ==========   ==========

            The accompanying notes are an integral part of these financial statements.

                                                -18-

                                    APEX RESOURCES GROUP, INC.
                                   ( Development Stage Company)
                                      STATEMENT OF CASH FLOWS
                        For the Years Ended June 30, 2004 and 2003 and the
                   Period January 27, 1984 (Date of Inception) to June 30, 2004
-------------------------------------------------------------------------------------------------
                                                         June          June      January 27, 1984
                                                         2004          2003      to June 30, 2004
                                                     -----------    -----------  ----------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net loss                                       $  (748,280)   $  (652,701)     $(7,742,644)
   Adjustments to reconcile net loss
    to net cash provided by operating
    activities
     Loss on mineral properties                       131,657          2,640          134,297
     Depreciation                                      24,059         27,466          124,102
     Common capital stock issued
        for services & expenses                       270,882        115,380        4,976,619
     Gain on sale of assets                              --             --         (1,354,755)
     (Increase) decrease in accounts receivable       (56,370)       295,115         (148,932)
     (Increase) decrease in deposits                                  38,664              --
     Increase (decrease) in liabilities               279,792        (79,953)         429,330
                                                  -----------    -----------      -----------
        Net Cash Used By Operations                   (98,260)      (253,389)      (3,581,983)
                                                  -----------    -----------      -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
   Purchase of investments                               --             --             (9,645)
   Purchase of property & equipment                   (74,600)          --           (396,240)
   Purchase of  oil & gas leases and mining claims       --             --           (523,019)
   Net proceeds from sale of assets                      --             --          1,638,159
                                                  -----------    -----------      -----------
                                                      (74,600)          --            709,255
                                                  -----------    -----------      -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Notes payable - land                                71,183           --             71,183
   Net proceeds from issuance of capital stock        102,159         15,650        2,816,286
                                                  -----------    -----------      -----------
                                                      173,342         15,650        2,887,469
                                                  -----------    -----------      -----------
    Net increase (decrease) in cash                       482       (237,739)          14,741
   Cash at beginning of year                           14,259        251,998             --
                                                  -----------    -----------      -----------
   Cash at end of year                            $    14,741    $    14,259      $    14,741
                                                  ===========    ===========      ===========

            The accompanying notes are an integral part of these financial statements.

                                               -19-

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                       STATEMENT OF CASH FLOWS (Continued)
      For the Period January 27, 1984 (Date of Inception) to June 30, 2003

--------------------------------------------------------------------------------

SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Issuance of 1,154,073 common shares for assets, services and
 expenses - from inception to June 30, 1998                           $1,500,765
                                                                      ----------

Issuance of 1,549,875 common shares for assets, services and
 expenses - for the year ended June 30, 1999                           1,157,000
                                                                      ----------

Issuance of 1,242,781 common shares for assets, services and
 expenses - for the year ended June 30, 2000                           1,240,093
                                                                      ----------

Issuance of 784,500 common shares for services and expenses -
   for the year ended June 30, 2001                                      629,500
                                                                      ----------

Issuance of 105,000 common shares for services and expenses -
   for the year ended June 30, 2002                                       62,999
                                                                      ----------

Issuance of 10,560,000 common shares for services and expenses -
   for the year ended June 30, 2003                                      115,380
                                                                      ----------

Issuance of 9,267,655 common shares for services and expenses -
   for the year ended June 30, 2004                                      270,882
                                                                      ----------











   The accompanying notes are an integral part of these financial statements.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
--------------------------------------------------------------------------------


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

Property and Equipment
----------------------

The Company's property and equipment consists of the following:

    Office equipment                                      128,413
    Residential rentals                                   164,511
    Less  accumulated depreciation                        (95,386)
                                                         ---------
                                                          197,538
                                                          -------
Office equipment is depreciated on the straight line method over five and seven years and the residential rentals are depreciated on the straight line method over forty years.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
--------------------------------------------------------------------------------


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

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, accounts receivable due from affiliates, and accounts payable, are considered by management to be their estimated fair values due their short term maturities.

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

At June 30, 2004, the Company had a net operating loss available for carry forward of $7,744,912. The tax benefit of approximately $2,323,500 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2004 through 2024.

Revenue Recognition
-------------------

Revenue is recognized on the sale and transfer of properties or services and the receipts of other sources income.

Advertising and Market Development
----------------------------------

The Company expenses advertising and market development costs as incurred.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of account receivables. Accounts receivable are unsecured, however, management considers them to be currently collectable.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
--------------------------------------------------------------------------------

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

4. PURCHASE OF LAND

The Company is obligated under two installment sales contracts for the purchase of land. The contracts provide for 180 monthly payments of $776 starting in January and March of 2004, including interest of 11%. On the date of this report the contracts were in default.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
--------------------------------------------------------------------------------

5. AVAILABLE-FOR-SALE SECURITIES

During 2001 the Company purchased 6,000,000 shares of Omega Ventures Group, Inc. for $3,000. Durng the year ended June 30, 2004 745,635 shares were sold for $21,184, leaving 5,254,365 shares. On the date of this report the shares have been trading, in a small quanties, for $.03 per share.

Management intents to hold the securities for investment.

6. ISSUANCE OF COMMON CAPITAL STOCK

During the year ended June 30, 2004 the Company issued 5,001,820 common shares in a private placement sale for cash of $102,159.

During the year ended June 30, 2004 the Company issued 9,471,900 restricted common shares for payment of debt of $284,156, 9,267,655 restricted common shares for services at $.03 per share, and 300,000 restricted common shares for Arizona land for $9,000, all to related parties.

On March 26, 2003 the Company completed a reverse stock split of one share for 20 shares of outstanding stock. This report has been prepared showing post split shares from inception.

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and a consultant have acquired 21% of the outstanding common stock of the Company and have received the restricted common capital stock issued to them as outlined in note 4.

On June 30, 2004 officers-directors had accrued consultant fees and expenses due them of $84,000.

The Company has made no interest, demand loans to affiliates of $148,932. The affiliations resulted through common officers between the company and its affiliates, and the Company owns 13% of the outstanding stock of one of the affiliates.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
--------------------------------------------------------------------------------

8. GOING CONCERN

The company will need additional working capital for its future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through additional short term loans from related parties, and equity funding, which will enable the Company to operate for the coming year.

9. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses shown in the statement of operations under exploration, development, and administrative.

                                                June                 June
                                                2004                 2003
                                               -----                 -----


Travel                                      $   37,345        $   194,450
Office expenses                                104,139             67,354
Telephone                                       17,930             32,497
Professional                                    33,431             57,155
Consultants                                    328,936            156,034
Promotional                                     10,801             15,139
Rent                                            28,529             27,172
Exploration and development - oil and gas      177,180             57,183
Other                                           12,594             26,543
                                              --------           --------

                                             $ 750,885          $ 633,527
                                               -------            -------

--------------------------------------------------------------------------------

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

        On February 5, 2004, the Company dismissed Sellers & Andersen, from it position as its independent accountants and engaged Madsen & Associates, CPAs, Inc., as the Company's registered independent public accounting firm.

        This change in accountants was reported in a Current Report on Form 8-K filed on February 10, 2004, as amended, and that Current Report is incorporated herein in its entirety by this reference.

--------------------------------------------------------------------------------

         ITEM 8A. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

    (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officers and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"). Based on their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

    (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

--------------------------------------------------------------------------------

         ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------

         The following table sets forth as of October 14, 2004, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name                     Age     Position         Director and/or Officer Since
----                     ---     --------         -----------------------------

John R. Rask             54      President        March 2003
                                 Director         August 1996

John M. Hickey           62      Secretary        March 2003
                                 Director         October  1996

Robert Gill              25      Director         March 2003

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

        John R. Rask. Since the early 1980's Mr. Rask has been owner and operator of Ray's Income Tax Service, a company which specialized in bookkeeping and the preparation of income tax returns. Mr. Rask is the President and a director of the Company. Mr. Rask is also an officer and director of Omega Ventures Group, Inc..

        John M. Hickey. From 1995 to present Mr. Hickey has worked for the Company. Mr. Hickey began with Apex Resources as the General Manager and is currently the Secretary and a Director of Apex Resources. Mr. Hickey is also President and a director of Omega Ventures Group, Inc.

        Robert Gill. Mr. Gill earned a Bachelors of Science degree from Simon Fraser University located in British Columbia majoring in Computing Science and minoring in business in June of 2003. Since 1996 Mr. Gill has owned and operated a web development and technical support company and has worked as a software engineer for several companies. Mr. Gill is also an officer and director of Omega Ventures Group, Inc.

        Compliance with Section 16(a) of the Exchange Act

        Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. Form 3 is an initial statement of ownership of securities. Form 4 is to report changes in beneficial ownership. Form 5 is an annual statement of changes in beneficial ownership.

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

--------------------------------------------------------------------------------

         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

        The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at June 30, 2004 the end of the Registrant's last completed fiscal year).

                                  Summary Compensation Table

                                                        Long Term Compensation
                                                        ----------------------
                    Annual Compensation                 Awards           Payouts
Name and Principal  -------------------                 ------           -------
------------------
Position                                                Restricted
--------                                  Other Annual  Stock   Options/ LTIP     All Other
                    Year   Salary  Bonus  Compensation  Awards$  SARs   Payout  Compensation
                    ----   ------  -----  ------------  -------  ----   ------  ------------
John R. Rask        2004    -0-     -0-         -0-       -0-     -0-    -0-        -0-
President/Director  2003    -0-     -0-         -0-       -0-     -0-    -0-        -0-
                    2002    -0-     -0-         -0-       -0-     -0-    -0-        -0-

John M. Hickey      2004    -0-     -0-       60,000*     -0-     -0-    -0-        -0-
Secretary/Director  2003    -0-     -0-       60,000*     -0-     -0-    -0-        -0-
                    2002    -0-     -0-       48,000*     -0-     -0-    -0-        -0-

--------------------------------------------------------------------------------


        * Mr. Hickey provides services as secretary to the Company through Manhattan Communications, Inc. Mr. Hickey is the controlling shareholder of Manhattan Communications. In each of the years 2002, 2003 and 2004, the Company has issued restricted common shares to Manhattan Communications in lieu of cash payment for Mr. Hickey's services. The number of shares issued to Manhattan Communications is based on the prevailing market price at the time the shares are issued.

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

--------------------------------------------------------------------------------

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

        The following table sets forth as of June 30, 2004, the name and number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 58,263,569 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

Title of                                    Amount and Nature of      Percentage
--------                                    --------------------      ----------
Class    Name of Beneficial Owner           Beneficial Ownership       of Class
-----    ------------------------           --------------------       --------

Common   Robert Card1                            5,500,000                 9.4%
         475 Howe Street, Suite 1102
         Vancouver, B.C. V6C 2B3

Common   Robert Gill                             2,367,655                 4.1%
         1075 Groveland Road
         West Vancouver, B.C. V7S 1Z3

Common   John M. Hickey2                         6,451,500                11.1%
         1601-1415 West Georgia Street
         Vancouver, B.C. V6G 3C8

Common   Eric Smith                              3,000,000                 5.1%
         Network Capital Group, Inc.
         P.O. Box 61 Front Street
         Churchill Building
         Grand Turk, Turks & Caicos Islands

Common   John R. Rask                              907,825                 3.0%
         1909 Monroe Ave.
         Butte, Montana 59701
---------------------

         1 Mr. Card may be deemed to be the beneficial owner of 3,000,000 common shares held of record by Republic Securities, Ltd. and 2,500,000 shares held of record by Siam Oceanic Fund, Inc.

         2 In addition to the 5,011,500 shares Mr. Hickey holds in his own name, he may also be deemed to be the beneficial owner of 1,440,000 common shares held of record by Manhattan Communications, Inc.

--------------------------------------------------------------------------------

Common   All Officers and Directors as a Group:
         (3 persons)                             9,727,016                16.7%

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

        The Company contracts with Manhattan Communications, Inc., to retain the services of John M. Hickey to serve as Secretary of the Company. Mr. Hickey owns the controlling interest in Manhattan Communications, and therefore may be deemed to be the beneficial owner of the shares held by Manhattan Communications. The Company paid Manhattan Communications approximately $60,000 this year for Mr. Hickey's services and reimbursed Manhattan Communications for all expenses incurred on the Company's behalf.

        During the year Mr. Hickey made loans to the Company. In June 2004, the Company issued 602,556 restricted common shares to Mr. Hickey in satisfaction of approximately $18,100 worth of debt owed to Mr. Hickey.

        During the year the Company made no interest, demand loans to affiliates, including Omega Ventures Group, Inc., of $56,370. Omega Ventures Group, Inc., is related through common management. The total outstanding balance of demand loans made by the Company totaled $148,932 at June 30, 2004. As of the date of this annual report, the Company has not demanded repayment of these loans.

        On June 30, 2004, officers and directors of the Company had accrued consulting fees and expenses totaling $84,000.

--------------------------------------------------------------------------------

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

    (a) Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended June 30, 2004.

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

       32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

         ITEM 14. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

        Madsen & Associates, CPA's Inc., served as our independent registered public accounting firm for the year ended June 30, 2004, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Madsen & Associates for the year ended June 30, 2004, are summarized as follows:

                                            2004           2003
                                            ----           ----

           Audit                         $ 14,675       $ 11,950
           Audit related                       -              -
           Tax                                450            400
           All other                           -              -
           ---------                       ------         ------

           Total                         $ 15,125       $ 12,350
         ===========================================================

         Audit Fees. Audit fees were for professional services rendered in connection with the Company's annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

         Board of Directors Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Board of Directors, in lieu of an established audit committee, considers and pre- approves any audit and non-audit services to be performed by the Company's independent accountants. The Board of Directors has the authority to grant pre-approvals of non-audit services.


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

                                 APEX RESOURCES GROUP, INC.


Date: October 15, 2004           By: /s/ John R. Rask
                                     ------------------------------------
                                     John R. Rask, President and Director



Date: October 15, 2004           By: /s/ John M. Hickey
                                     --------------------------------------
                                     John M. Hickey, Secretary and Director