Form 10QSB
period 2004-09-30
APEX RESOURCES GROUP INC
filed 2004-11-23
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004
                               --------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  -------------------

Commission File number       0-11695
                       --------------------

                           APEX RESOURCES GROUP, INC.
                           --------------------------
               (Exact name of registrant as specified in charter)

              UTAH                                   87-0403828
   -------------------------------               -------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

136 East South Temple, Suite 1600, Salt Lake City, Utah           84111
-------------------------------------------------------        -----------
(Address of principal executive offices)                        (Zip Code)

                                 (801) 363-2599
                                 --------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

         Common stock, par value $.001; 69,192,854 shares outstanding as of September 30, 2004.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I.

ITEM 1.   Financial Statements (unaudited)..................................3

          Balance Sheets
            September 30, 2004 and June 30, 2004............................4

          Statements of Operations
            Three months and nine months ended September 30, 2004
            and 2003 and the period January 27, 1984 to
            September 30, 2004..............................................5

          Statement of Changes in Stockholders' Equity......................6
            Period from January 27, 1984 to September 30, 2004

          Statements of Cash Flows
            Nine months ended September 30, 2004 and 2003
            and the period  January 27, 1984 to September 30, 2004..........8

          Notes to Financial Statements....................................10

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................15

ITEM 3.   Controls and Procedures .........................................18

PART II

ITEM 2.   Changes in Securities ...........................................19

ITEM 6.   Exhibits and Reports on Form 8-K ................................20

          Signatures.......................................................20

                         PART I - FINANCIAL INFORMATION


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

ITEM 1. FINANCIAL STATEMENTS


          The accompanying balance sheets of Apex Resources Group, Inc., (development stage company) at September 30, 2004 and June 30, 2004, the statements of operations and cash flows for the three months ended September 30, 2004 and 2003 and the period January 27, 1984 (date of inception) to September 30, 2004 and the statement of stockholders' equity for the period from January 27, 1984 to September 30, 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

          Operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                           BALANCE SHEETS - unaudited
                      September 30, 2004 and June 30, 2004


                                     ASSETS
                                                      Sept 30,        Jun 30,
                                                        2004           2004
                                                        ----           ----
CURRENT ASSETS
   Cash                                             $    39,937     $    14,741
                                                    -----------     -----------
       Total Current Assets                              39,937          14,741
                                                    -----------     -----------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation                                       191,538         197,538
                                                    -----------     -----------

OTHER ASSETS
   Accounts receivable - affiliates                     148,932         148,932
   Oil leases                                            67,913          67,913
   Land                                                 273,045          83,600
   Deposit                                                4,000            --
   Available-for-sale securities                          2,428           2,628
                                                    -----------     -----------
                                                        496,318         303,073
                                                    -----------     -----------

                                                    $   727,793     $   515,352
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable - land                             $   203,330     $    71,183
   Accounts payable                                      36,767          42,526
   Accounts payable - related parties                    82,689          84,000
                                                    -----------     -----------
       Total Current Liabilities                        322,786         197,709
                                                    -----------     -----------

LONG TERM DEBT - net of current - land                   36,972            --
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
   Common stock
     400,000,000 shares authorized, at $.001
     par value; 69,192,854 issued and outstanding        69,193          58,264
   Capital in excess of par value                     8,233,049       8,002,023
   Less  stock subcription receivable                   (25,000)           --
   Deficit accumulated during the
        development stage                            (7,909,207)     (7,742,644)
                                                    -----------     -----------
       Total Stockholders' Equity                       368,035         317,643
                                                    -----------     -----------

                                                    $   727,793     $   515,352
                                                    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                       STATEMENT OF OPERATIONS - unaudited
         For the Three Months Ended September 30, 2004 and 2003 and the
        Period January 27, 1984 (date of inception) to September 30, 2004

                                       Sept 30,      Sept 30,   January 27, 1984
                                         2004          2003     to Sept 30, 2004
                                         ----          ----     ----------------

REVENUES                             $     9,947    $     1,472    $   360,644
                                     -----------    -----------    -----------

EXPENSES

  Exploration, development,              170,510         64,212      9,493,220
    and administrative - Note 10
  Depreciation                             6,000          7,000        101,386
                                     -----------    -----------    -----------

                                         176,510         71,212      9,594,606
                                     -----------    -----------    -----------

NET LOSS - before other income          (166,563)       (69,740)    (9,233,962)

GAIN (LOSS) ON SALE OF ASSETS               --             --        1,324,755


NET LOSS                             $  (166,563)   $   (69,740)   $(7,909,207)
                                     ===========    ===========    ===========


LOSS PER COMMON SHARE

       Basic $                              --      $      --
                                     -----------    -----------


AVERAGE OUTSTANDING
SHARES

        Basic (stated in 1000's)          59,980         13,927
                                     -----------    -----------


   The accompanying notes are an integral part of these financial statements.


                                    APEX RESOURCES GROUP, INC.
                                   ( Development Stage Company)
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period January 27, 1984 (Date of Inception) to September 30, 2004

                                                 Common Stock         Capital in
                                                 ------------          Excess of    Accumulated
                                              Shares       Amount      Par Value      Deficit
                                              ------       ------      ---------      -------
Balance January 27, 1984
      (Date of Inception)                        --     $      --     $      --     $      --
Issuance of common stock from inception
   to June 30, 1998                         1,610,838         1,611     2,120,660
Net losses from operations for the six
   years ended June 30, 1989                     --            --            --         (38,910)
Capital contribution - expenses                  --            --             752          --
Net losses from operations  for the six
    years ended  June 30, 1998                   --            --            --      (1,641,468)
Issuance of common stock for the
   year ended June 30, 1999                 1,943,798         1,944     1,344,079          --
Net loss from operations for the year
   ended June 30, 1999                           --            --            --      (1,607,517)
Issuance of common stock for the
   year ended June 30, 2000                 3,318,058         3,318     2,948,196          --
Net loss from operations for the year
   ended June 30, 2000                           --            --            --      (1,029,239)
Issuance of common  stock for
   the year ended June 30, 2001             1,034,500         1,034       778,467          --
Net loss from operations for the year
 ended June 30, 2001                             --            --            --        (807,576)
Issuance of common stock for services &
    expenses  - August 31, 2001               105,000           105        62,894          --
Net loss from operations for the year
    ended June 30, 2002                          --            --            --      (1,216,953)
Issuance of common stock for services
   at $.001 - April 14, 2003                6,380,000         6,380          --            --
Issuance of common stock for cash
   at $.001 - April & June 2003            15,650,000        15,650          --            --
Issuance of common stock for services
   at $.01 - June 3, 2003                   2,500,000         2,500        22,500          --
Issuance of common stock for services
   at $.05 - June 30, 2003                  1,680,000         1,680        82,320          --
Net loss from operations for the year
   ended June 30, 2003                           --            --            --        (652,701)

                                          -----------   -----------   -----------   ------------

Balance June 30, 2003                     $34,222,194   $    34,222   $ 7,359,868   $(6,994,364)


           The accompanying notes are an integral part of these financial statements.

                                   APEX RESOURCES GROUP, INC.
                                  ( Development Stage Company)
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
               Period January 27, 1984 (Date of Inception) to September 30, 2003

                                                Common Stock         Capital in
                                                ------------          Excess of    Accumulated
                                             Shares       Amount      Par Value      Deficit
                                             ------       ------      ---------      -------
Issuance of common stock for purchase
   of land at $.03 - Nov 17, 2003             300,000         300         8,700          --
Issuance of common stock for payment
   of debt at $.03 - Nov 25, 2003           7,095,666       7,095       205,774          --
Issuance of common stock for cash
   at $.02 - Nov 6, 2003                    2,500,000       2,500        47,500          --
Issuance of common stock for cash
   at $.015 to $.04 - Jan & Feb 2004        2,501,820       2,502        49,657          --
Issuance of common stock for services
   at $.05 - Mar 2004                         367,655         368        18,014          --
Issuance of common stock for services
   at $.001 - Apr 2004                        500,000         500          --            --
Issuance of common stock for payment
   of debt at $.03 - Jun 2004               2,376,234       2,377        68,910          --
Issuance of common stock for services
 and expenses at $.03 - Nov & Jun 2004      8,400,000       8,400       243,600          --
Net loss from operations for the year
   ended June 30, 2004                           --          --            --        (748,280)
                                          -----------   ---------   -----------   ------------
Balance June 30, 2004                      58,263,569      58,264     8,002,023    (7,742,644)
Issuance of common stock for expenses
   at $.02 - Sept 2, 2004                   1,717,785       1,718        30,137          --
Issuance of common stock for payment
   of debt at $.02 - Sept 2, 2004             311,500         311         7,789          --
Issuance of common stock for expenses
   and services at $.02 - Sept  24, 2004    2,800,000       2,800        81,200          --
Issuance of common stock for cash and
 note receivable at $.02 - Sept 27, 2004    5,000,000       5,000        95,000          --
Issuance of common stock for land
   at $.016 to .02 - Sept 29, 2004          1,100,000       1,100        16,900          --
Net loss form operations for the three
   months ended  September 30, 2004              --          --            --        (166,563)
                                          -----------   ---------   -----------   ------------
Balance September 30, 2004                $69,192,854   $  69,193   $ 8,233,049   $(7,909,207)
                                          ===========   =========   ===========   ============


          The accompanying notes are an integral part of these financial statements.

                                   APEX RESOURCES GROUP, INC.
                                  ( Development Stage Company)
                               STATEMENT OF CASH FLOWS - unaudited
                 For the Three Months Ended September 30, 2004 and 2003 and the
                Period January 27, 1984 (Date of Inception) to September 30, 2004


                                                     Sept 30,       Sept 30,   January 27, 1984
                                                       2004           2003     to Sept 30, 2004
                                                   -----------    -----------  ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                                          $  (166,563)   $   (69,740)   $(7,909,207)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities
    Depreciation                                         6,000          7,000        101,386
    Common capital stock issued
     for services & expenses                           115,854           --        5,092,474
    (Increase) decrease in accounts receivable            --          (48,999)      (148,932)
    Increase (decrease) in liabilities                  62,705        110,157        545,954
                                                   -----------    -----------    -----------
     Net Change in Cash from Operations                 17,996         (1,582)    (2,318,325)
                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES
 Deposit                                                (4,000)          --           (4,000)
 Purchase of investments                                   200           --           (2,428)
 Purchase of property & equipment                      (64,000)          --         (458,524)
 Purchase of oil & gas leases and mining claims           --             --          (67,913)
                                                   -----------    -----------    -----------
                                                       (67,800)          --         (532,865)
                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Net proceeds from issuance of capital stock            75,000           --        2,891,127
                                                   -----------    -----------    -----------

 Net Change in cash                                     25,196         (1,582)        39,937

 Cash at beginning of year                              14,741         14,259           --
                                                   -----------    -----------    -----------
 Cash at end of year                               $    39,937    $    12,677    $    39,937
                                                   ===========    ===========    ===========


           The accompanying notes are an integral part of these financial statements.

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                       STATEMENT OF CASH FLOWS (Continued)
    For the Period January 27, 1984 (Date of Inception) to September 30, 2004


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Issuance of 1,154,073 common shares for assets, services and
 expenses - from inception to June 30, 1998                          $ 1,500,765
                                                                       ---------
Issuance of 1,549,875 common shares for assets, services and
 expenses - for the year ended June 30,  1999                          1,157,000
                                                                       ---------
Issuance of 1,242,781 common shares for assets, services and
 expenses - for the year ended June 30, 2000                           1,240,093
                                                                       ---------

Issuance of 784,500 common shares for services and expenses -
   for the year ended June 30,  2001                                     629,500
                                                                       ---------

Issuance of 105,000 common shares for services and expenses -
   for the year ended June 30,  2002                                      62,999
                                                                       ---------

Issuance of 10,560,000 common shares for services and expenses -
   for the year ended June 30,  2003                                     115,380
                                                                       ---------

Issuance of 9,267,655 common shares for services and expenses -
   for the year ended June 30, 2004                                      270,882
                                                                       ---------

Issuance of 4,517,785 common shares for services and expenses
   for the three months ended September 30, 2004                         115,855
                                                                         -------

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004

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

Property and Equipment
----------------------

The Company's property and equipment consists of the following:

    Office equipment                                 128,413
    Residential rentals                              164,511
    Less  accumulated depreciation                  (101,386)
                                                    ---------
                                                     191,538

Office equipment is depreciated on the straight line method over five and seven years and the residential rentals are depreciated on the straight line method over forty years.

                           APEX RESOURCES GROUP, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2004

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

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values due their short term maturities.

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2004

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At September 30, 2004, the Company had a net operating loss available for carry forward of $7,909,207. The tax benefit of approximately $237,300 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

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

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The other partners in the project are controlled by Exxon Oil Corporation, however there is no immediate plans to develop the area until a gas pipeline is built.

4.  PURCHASE OF LAND

The Company is obligated under three installment sales contracts for the purchase of land. One contract has a balance of $171,445, after the down payment, on which $45,340 is due December 31, 2004 and the balance of $126,105 due over 25 years in monthly payments including 9% interest of $697, and two contracts provide for 180 monthly payments of $776 starting in January and March of 2004, including interest of 11%.

5.  AVAILABLE-FOR-SALE SECURITIES

During 2001 the Company purchased 6,000,000 shares of Omega Ventures Group, Inc. for $3,000. During the year ended June 30, 2004 745,635 shares were sold for $21,184, and during August 2004 399,735 shares were sold for $8,761, leaving 4,854,630 shares. On the date of this report the shares have been trading, in a small quantities, for $.03 per share.

Management intents to hold the securities for investment.

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

6.  PURCHASE OF OIL LEASES

During the quarter ended September 2004 the Company purchased a 1% interest, and
2.5 participation units in two oil leases by the payment of the initial drilling costs. The payments for the drilling costs have been expensed.

7.  ISSUANCE OF COMMON CAPITAL STOCK

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

During the quarter ended September 2004 the Company issued 4,517,785 restricted common shares for services and expenses, 311,500 for payment of a debt, 1,100,000 for purchase of land, and 5,000,000 shares for cash and a note receivable.

On March 26, 2003 the Company completed a reverse stock split of one share for 20 shares of outstanding stock. This report has been prepared showing post split shares from inception.

8.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and a consultant have acquired 21% of the outstanding common stock of the Company.

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

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

10. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses shown in the statement of operations under exploration, development, and administrative.

                                                           Sept 30,     Sept 30,
                                                              2004         2003
                                                             -----        -----


Travel                                                    $  3,467      $ 17,665
Office expenses                                             26,427        18,921
Professional                                                   760        12,587
Consultants                                                 77,147        13,881
Promotional                                                  4,010          --
Rent                                                        13,100          --
Exploration and development - oil and gas                   38,100          --
Other                                                        7,499         1,158
                                                          --------      --------

                                                          $170,510      $ 64,212
                                                          --------      --------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

         For a complete understanding, this Management Discussion and Analysis should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10- QSB and the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2004.


General

         The Company is in the development stage and engaged in the acquisition of interests in gas and oil properties and the acquisition of interests in real estate. The Company has not been engaged in the production of any gas and oil. For a detailed description of the oil and gas and real estate holding of the Company, please see the Annual Report of the Company filed on Form 10-KSB for the year ended June 30, 2004, and the subsequent Quarterly Reports filed by the Company on Form 10-QSB. Following is a brief description of relevant events that occurred during the quarter ended September 30, 2004.

Oil and Gas Interests
---------------------

         Plaquemines Parish, Louisiana
         -----------------------------

         During the quarter, Royal "T" Oil, the operator of well #1 of the Bastian Bay State Lease 16152 at Plaquemines Parish, informed the Company that the well has been shut-in to build pressure. It is anticipated that the well will be reopened in early 2005. To date, this well has not been put into production. The Company owns a 6.25% working interest in this well.

         Manahuilla Creek Field , Texas
         ------------------------------

         During the quarter, PB Energy Partners, the operator of the BB Gayle #1 gas well at Manahuilla Creek in Goliad, Texas, notified the Company that the well had been drilled and perforated. The well did not prove to be of commercial value. The Company owns a 1.875% of 75% participating working interest in this gas well.

         Henry Dome Prospect, Texas
         --------------------------

         During the quarter, the Company acquired 2.5 participation units in the Henry Dome Prospect in McMullen County, Texas, for $12,500. These units give the Company a 1.875% working interest in the re-entry and completion of the first well prospect in McMullen County, Texas. The manager of this prospect is PB Energy USA, Inc. The operator will be Dolphin Petroleum, LP of San Antonio Texas. All operations will be conducted in accordance with the provisions of an AAPL Form 610-1989 Model Form of Operating Agreement. The amount paid by the Company is refundable, less reasonable costs, in the event the well, for any reason is not spudded on or before December 31, 2004.

         Northstar Wallis Prospect, Texas
         --------------------------------

         During the quarter, the Company purchased one unit (1%) of the Northstar Wallis Well #1 Joint Venture in Victoria County, Texas for a cost of $25,600 for drilling and testing and a completion cost of $6,000 after the well has been logged and proven as a commercial well. The unit gives the Company a 1% working interest in the Wallis Well #1. This well, which will be located in the Wilcox trend, will be drilled to a depth of 10,000 feet. Northstar Energy, Inc., is the operator and Managing Venturer of the Joint Venture. Drilling of the well will commence in late November 2004, and is expected to be completed during December 2004.

Real Estate Interests
---------------------

         Cowichan Lake, Victoria, B.C.
         -----------------------------

         During the quarter the Company acquired two undeveloped lots on Upper Point Ideal Road in the Cowichan Lake District in Victoria B.C. The total acreage of the two lots is approximately 1.86 acres. Following a down payment of $16,000 the Company owes a balance of $171,445 to purchase these lots. The Company is required to make a payment of $45,340 during December 2004, and will pay off the balance of the purchase price by making monthly payments of $697 for 25 years. The rate of interest to be paid is 9% per annum. The Company acquired these properties for investment purposes and has no present intent to develop or improve these parcels.

mortgages. The Company paid a total down payment of $20,000 and will make total monthly payments of $915.22 for 25 years. The Company acquired these properties for investment purposes and has no present intent to develop or improve these parcels.

         The Company also owns approximately 4,854,630 or 7% of the outstanding common shares of Omega Ventures Group, Inc., a corporation whose common stock is traded on the Over-the-Counter Bulletin Board, stock symbol "OMGV."

Liquidity and Capital Resources

         During the three months ended September 30, 2004, the Company financed its operations primarily through the issuance of Company securities. During the quarter, the Company issued 10,929,285 shares of its common stock in satisfaction of debts, expenses, services and for cash. The shares were primarily valued at $0.2 per share, with total value for the shares received equaling $214,586. On September 30, 2004, the Company had cash on hand of $14,733. The Company will need additional working capital for its future planned activities and to service its debt. The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. Management of the Company has developed a strategy, that it believes will accomplish this objective, through additional short term loans, and equity funding, which may enable the Company to operate for the coming year. The Company, however, has no firm commitments from any party to provide it additional funding. Without some source of additional funds, it is unlikely the Company will have sufficient funds to continue operations for the next twelve months. There is no guarantee the Company will be successful in implementing its strategy to obtain sufficient working capital to continue operations for the next twelve months.

         The Company has plans to further develop its oil and gas properties, which will require all of its current working capital.

Results of Operations

        Comparison of the quarter ended September 30, 2004 and 2003

         The Company sustained a net loss of $166,563 in the quarter ended September 20, 2004, compared to a loss of $69,740 for the quarter ended September 30, 2003. This increase in loss was primarily the result of the Company being much more active in its business operations in the three months ended September 30, 2004, compared to the same period of 2003, as shown in the following comparison of expenses:

                                        September 30, 2004   September 30, 2003
                                        ------------------   ------------------

Travel                                       $  3,467             $ 17,665
Office Expenses                                26,427               18,921
Professional                                      760               12,587
Consultants                                    77,147               13,881
Promotional                                     4,010                 --
Rent                                           13,100                 --
Exploration and Development -
   Oil and Gas                                 38,100                 --
Other                                           7,499                1,158
                                             --------             --------

                                             $170,510             $ 64,212
                                             --------             --------

         The significant increases in exploration and development and consultant fees are primarily the result of the Company undertaking more active oil and gas exploration activities in the three months ended September 30, 2004 compared to the same period 2003. The Company has no employees, rather management retains consultants to provide the services the Company needs. We anticipate consultant expenses to continue at about the same level in the upcoming quarter as the Company continues active oil and gas exploration activities. Depending on the results of exploration currently being conducted, exploration and development expenses could also continue at about the same level during the upcoming quarter.

         Non operating revenue increased to $9,947 in the three months ended September 30, 2004, compared to $1,472 in the three months ended September 30, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

    (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable periods specified by the SEC's rules and forms.

    (b) Changes in Internal Controls and Procedures. During the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15) or 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended September 30, 2004.

         The following securities, which are not registered under the Securities Act of 1933, were issued by the Company during the quarter ended September 30, 2004.

         During the quarter ended September 30, 2004, the Company issued 5,311,500 shares of its common stock to non United States persons, including 311,500 shares to Company Secretary and Director, John Hickey and 1,000,000 shares to Company Director Robert Gill in satisfaction of debts owed by the Company. All shares issued were valued at $.02 per share. These shares were issued pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

         During the quarter ended September 30, 2004, the Company issued 2,150,000 shares of its common stock to non United States persons, including 700,000 shares to Company Secretary and Director, John Hickey for services rendered to the Company. All shares issued were valued at $.03 per share. These shares were issued pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

         On September 2, 2004, the Company issued 1,717,785 restricted shares of its common stock in satisfaction of a debt owed in the amount of $34,355. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

         On September 24, 2004, the Company issued 650,000 restricted shares of its common stock for services rendered to the Company. The services were valued at $13,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

         On September 29, 2004, the Company issued 100,000 restricted shares of its common stock for services rendered to the Company. The services were valued at $2,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                          APEX RESOURCES GROUP, INC.


Date: November 19, 2004             By:  /s/ John R. Rask
                                        ------------------------------------
                                        John R. Rask, President and Director


Date: November 19, 2004             By:  /s/ John M. Hickey
                                        --------------------------------------
                                        John M. Hickey, Secretary and Director