Form 10QSB
period 2004-12-31
APEX RESOURCES GROUP INC
filed 2005-02-18
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2004
                               ----------------------------

(x) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------  --------------------

Commission File number            0-11695
                       -----------------------------


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

         Common stock, par value $.001; 91,585,212 shares outstanding as of December 31, 2004.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I.

ITEM 1.   Financial Statements (unaudited)...................................3

          Balance Sheets
            December 31, 2004 and June 30, 2004..............................4

          Statements of Operations
            Three months and six months ended December 31, 2004
            and 2003 and the period January 27, 1984 to
            December 31, 2004................................................5

          Statement of Changes in Stockholders' Equity
            Period from January 27, 1984 to December 31, 2004................6

          Statements of Cash Flows
            Six months ended December 31, 2004 and 2003
            and the period  January 27, 1984 to December 31, 2004............8

          Notes to Financial Statements.....................................10

ITEM 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........15

ITEM 3.   Controls and Procedures ..........................................18

PART II

ITEM 2.   Changes in Securities ............................................19

ITEM 6.   Exhibits .........................................................19

          Signatures........................................................20

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

ITEM 1. FINANCIAL STATEMENTS

         The accompanying balance sheets of Apex Resources Group, Inc., ( development stage company) at December 31, 2004 and June 30, 2004, the statements of operations for the three and six months ended December 31, 2004 and 2003 and the period January 27, 1984 (date of inception) to December 31, 2004 and cash flows for the six months ended December 31, 2004 and 2003 and the period January 27, 1984 (date of inception) to December 31, 2004 and the statement of stockholders' equity for the period from January 27, 1984 to December 31, 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

         Operating results for the quarter ended December 31, 2004, are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                       December 31, 2004 and June 30, 2004

================================================================================

                                                                     (unaudited)
                                     ASSETS
                                                       Dec 31,         Jun 30,
                                                        2004            2004
                                                    ------------   ------------
CURRENT ASSETS
   Cash                                             $     52,599   $     14,741
                                                    ------------   ------------
       Total Current Assets                               52,599         14,741
                                                    ------------   ------------

PROPERTY AND EQUIPMENT - net of accumulated
     depreciation                                        189,255        197,538
                                                    ------------   ------------

OTHER ASSETS
    Accounts receivable - affiliates                     150,726        148,932
   Oil leases                                             67,913         67,913
    Land                                                 273,045         83,600
    Deposit                                                4,000           --
   Available-for-sale securities                           2,428          2,628
                                                    ------------   ------------
                                                         498,112        303,073
                                                    ------------   ------------

                                                    $    739,966   $    515,352
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable - current - land                  $    207,835   $     71,183
   Accounts payable                                       30,954         42,526
    Accounts payable - related parties                   154,574         84,000
                                                    ------------   ------------
       Total Current Liabilities                         393,363        197,709
                                                    ------------   ------------

LONG TERM DEBT - net of current - land                    36,972           --
                                                    ------------   ------------

STOCKHOLDERS' EQUITY
   Common stock
     400,000,000 shares authorized, at $.001
     par value; 91,585,212 issued and outstanding         91,585         58,264
   Capital in excess of par value                     10,880,275      8,002,023
   Less  stock subscriptions receivable               (2,427,000)          --
   Deficit accumulated during the
     development stage                                (8,235,229)    (7,742,644)
                                                    ------------   ------------
Total Stockholders' Equity                               309,631        317,643
                                                    ------------   ------------

                                                    $    739,966   $    515,352
                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.


                                        APEX RESOURCES GROUP, INC.
                                       ( Development Stage Company)
                                   STATEMENT OF OPERATIONS - unaudited
                  For the Three and Six Months Ended December 31, 2004 and 2003 and the
                     Period January 27, 1984 (date of inception) to December 31, 2004

=========================================================================================================

                                      Three Months                    Six Months
                                   Dec            Dec            Dec           Dec       Jan 27, 1984 to
                                   2004           2003           2004          2003        Dec 31, 2004
                                -----------    -----------    -----------   -----------  ---------------
REVENUES

   Rents and interest           $     1,120    $     1,317    $    11,067   $     2,789    $   361,764
                                -----------    -----------    -----------   -----------    -----------

EXPENSES

   Exploration, development
    and promotion                   321,142        148,794        491,652       213,006      9,814,362
  Depreciation                        6,000          7,000         12,000        14,000        107,386
                                -----------    -----------    -----------   -----------    -----------
                                    327,142        155,794        503,652       227,006      9,921,748
                                -----------    -----------    -----------   -----------    -----------

NET LOSS - before other
           income                  (326,022)      (154,477)      (492,585)     (224,217)    (9,559,984)

  Gain on sale of assets               --             --             --            --        1,324,755
                                -----------    -----------    -----------   -----------    -----------

NET LOSS                        $  (326,022)   $  (154,477)   $  (492,585)  $  (224,217)   $(8,235,229)
                                ===========    ===========    ===========   ===========    ===========

LOSS PER COMMON SHARE

    Basic                       $      --      $      --      $      (.01)  $      (.01)
                                -----------    -----------    -----------   -----------

AVERAGE OUTSTANDING
 SHARES - (stated in 1,000's)

    Basic                            72,727         37,517         69,721        35,871
                                -----------    -----------    -----------   -----------


               The accompanying notes are an integral part of these financial statements.


                                                    -5-


                                     APEX RESOURCES GROUP, INC.
                                    ( Development Stage Company)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Period January 27, 1984 (Date of Inception) to December 31, 2004

===================================================================================================

                                                 Common Stock          Capital in
                                                 ------------          Excess of    Accumulated
                                              Shares       Amount      Par Value      Deficit
                                           -----------   -----------   -----------  ------------
Balance January 27, 1984
  (Date of Inception)                            --     $      --     $      --     $      --
Issuance of common stock from inception
 to June 30, 1998                           1,610,838         1,611     2,120,660          --
Net losses from operations for the six
 years ended June 30, 1989                       --            --            --         (38,910)
Capital contribution - expenses                  --            --             752          --
Net losses from operations  for the six
 years ended  June 30, 1998                      --            --            --      (1,641,468)
Issuance of common stock for the
 year ended June 30, 1999                   1,943,798         1,944     1,344,079          --
Net loss from operations for the year
 ended June 30, 1999                             --            --            --      (1,607,517)
Issuance of common stock for the
 year ended June 30, 2000                   3,318,058         3,318     2,948,196          --
Net loss from operations for the year
 ended June 30, 2000                             --            --            --      (1,029,239)
Issuance of common  stock for
 the year ended June 30, 2001               1,034,500         1,034       778,467          --
Net loss from operations for the year
 ended June 30, 2001                             --            --            --        (807,576)
Issuance of common stock for services &
 expenses  - August 31, 2001                  105,000           105        62,894          --
Net loss from operations for the year
 ended June 30, 2002                             --            --            --      (1,216,953)
Issuance of common stock for services
 at $.001 - April 14, 2003                  6,380,000         6,380          --            --
Issuance of common stock for cash
 at $.001 - April & June 2003              15,650,000        15,650          --            --
Issuance of common stock for services
 at $.01 - June 3, 2003                     2,500,000         2,500        22,500          --
Issuance of common stock for services
 at $.05 - June 30, 2003                    1,680,000         1,680        82,320          --
Net loss from operations for the year
 ended June 30, 2003                             --            --            --        (652,701)

                                          -----------   -----------   -----------  -------------
Balance June 30, 2003                      34,222,194   $    34,222   $ 7,359,868   $(6,994,364)


               The accompanying notes are an integral part of these financial statements.


                                                   -6-


                                     APEX RESOURCES GROUP, INC.
                                    (Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                  Period January 27, 1984 (Date of Inception) to December 31, 2004

===================================================================================================

                                                 Common Stock          Capital in
                                                 ------------          Excess of    Accumulated
                                              Shares       Amount      Par Value      Deficit
                                           -----------   -----------   -----------  ------------
Issuance of common stock for purchase
 of land at $.03 - Nov 17, 2003                300,000           300         8,700           --
Issuance of common stock for payment
 of debt at $.03 - Nov 25, 2003              7,095,666         7,095       205,774           --
Issuance of common stock for cash
 at $.02 - Nov 6, 2003                       2,500,000         2,500        47,500           --
Issuance of common stock for cash
 at $.015 to $.04 - Jan & Feb 2004           2,501,820         2,502        49,657           --
Issuance of common stock for services
 at $.05 - Mar 2004                            367,655           368        18,014           --
Issuance of common stock for services
 at $.001 - Apr 2004                           500,000           500          --             --
Issuance of common stock for payment
 of debt at $.03 - Jun 2004                  2,376,234         2,377        68,910           --
Issuance of common stock for services
 and expenses at $.03 - Nov & Jun 2004       8,400,000         8,400       243,600           --
Net loss from operations for the year
 ended June 30, 2004                              --            --            --         (748,280)
                                           -----------   -----------   -----------  --------------

Balance June 30, 2004 - audited             58,263,569        58,264     8,002,023     (7,742,644)
Issuance of common stock for expenses
 at $.02 - Sept 2, 2004                      1,717,785         1,718        30,137           --
Issuance of common stock for payment
 of debt at $.02 - Sept 2, 2004                311,500           311         7,789           --
Issuance of common stock for expenses
 and services at $.02 - Sept  24, 2004       2,800,000         2,800        81,200           --
Issuance of common stock for cash and
 note receivable at $.02 - Sept 27, 2004     5,000,000         5,000        95,000           --
Issuance of common stock for land
 at $.016 to .02 - Sept 29, 2004             1,100,000         1,100        16,900           --
Issuance of common stock for stock
 subscriptions receivable at $.05 to $.20
 November & December 2004                   18,000,000        18,000     2,432,000           --
Issuance of common stock for expenses
 at $.05 - December 21, 2004                 4,392,358         4,392       215,226           --
Net loss form operations for the six
 months ended December 31, 2004                   --            --            --         (492,585)
                                           -----------   -----------   -----------  --------------
Balance December 31, 2004 -
 unaudited                                  91,585,212   $    91,585   $10,880,275   $(8,235,229)
                                           ===========   ===========   ===========  ==============


            The accompanying notes are an integral part of these financial statements.


                                                -7-

                               APEX RESOURCES GROUP, INC.
                              (Development Stage Company)
                          STATEMENT OF CASH FLOWS - unaudited
              For the Six Months Ended December 31, 2004 and 2003 and the
            Period January 27, 1984 (Date of Inception) to December 31, 2004

======================================================================================

                                              Dec 31,       Dec 31,     Jan 27, 1984
                                               2004          2003      to Dec 31, 2004
                                           -----------    -----------  ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                                  $  (492,585)   $  (224,217)   $(8,235,229)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities
 Depreciation                                   12,000         14,000        112,386
 Common capital stock issued
  for services & expenses                      335,473         84,000      5,312,093
 (Increase) decrease in accounts receivable     (1,794)       (48,999)      (150,726)
 Increase (decrease) in liabilities            240,726        131,499        718,975
                                           -----------    -----------    -----------
 Net Change in Cash from Operations             93,820        (43,717)    (2,242,501)
                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES
 Deposit                                        (4,000)          --           (4,000)
 Purchase of investments                           200           --           (2,428)
 Purchase of property & equipment             (175,162)       (24,400)      (569,686)
 Purchase of  oil & gas leases and
  mining claims                                   --             --          (67,913)
                                           -----------    -----------    -----------
                                              (178,962)       (24,400)      (644,027)
                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Proceeds from note payable                       --           21,960           --
 Net proceeds from issuance of
  capital stock                                123,000         50,000      2,939,127
                                           -----------    -----------    -----------

 Net Change in cash                             37,858          3,843         52,599

 Cash at beginning of year                      14,741         14,259           --
                                           -----------    -----------    -----------
 Cash at end of year                       $    52,599    $    18,102    $    52,599
                                           ===========    ===========    ===========


      The accompanying notes are an integral part of these financial statements.

                                          -8-

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                       STATEMENT OF CASH FLOWS (Continued)
    For the Period January 27, 1984 (Date of Inception) to December 31, 2004

================================================================================

SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Issuance of 1,154,073 common shares for assets,
 services and expenses - from inception to June 30, 1998              $1,500,765
                                                                      ----------

Issuance of 1,549,875 common shares for assets, services
 and expenses - for the year ended June 30, 1999                       1,157,000
                                                                      ----------

Issuance of 1,242,781 common shares for assets, services
 and expenses - for the year ended June 30, 2000                       1,240,093
                                                                      ----------

Issuance of 784,500 common shares for services and expenses -
   for the year ended June 30, 2001                                      629,500
                                                                      ----------

Issuance of 105,000 common shares for services and expenses -
   for the year ended June 30, 2002                                       62,999
                                                                      ----------

Issuance of 10,560,000 common shares for services and expenses -
   for the year ended June 30, 2003                                      115,380
                                                                      ----------

Issuance of 9,267,655 common shares for services and expenses -
   for the year ended June 30, 2004                                      270,882
                                                                      ----------

Issuance of 4,517,785 common shares for services and expenses
   for the three months ended September 30, 2004                         115,855
                                                                      ----------

Issuance of 4,392,358 common shares for services and expenses
   for the three months ended December 31, 2004                          219,619
                                                                      ----------








   The accompanying notes are an integral part of these financial statements.

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

================================================================================
1.  ORGANIZATION

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

Property and Equipment
----------------------

The Company's property and equipment consists of the following:

       Office equipment                           132,130
       Residential rentals                        164,511
       Less accumulated depreciation             (107,386)
                                                ----------
                                                  189,255
                                                ----------

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

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2004

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

At December 31, 2004, the Company had a net operating loss available for carry forward of $8,235,229. The tax benefit of approximately $2,470,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2004 through 2025.

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2004

================================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition
-------------------

Revenue is recognized on the sale and transfer of properties or services and the receipt of other sources of income.

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

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash and account receivables. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality. Accounts receivable are unsecured, however management considers them to be currently collectable.

Other Recent Accounting Pronouncements
--------------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2004

================================================================================

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

The other partners in the project are coordinated through Imperial Oil Resources. There are no plans to develop the area until a gas pipe line becomes available.

4. PURCHASE OF LAND

The Company is obligated under three installment sales contracts for the purchase of land. One contract has a balance of $176,160, including accrued interest, after the down payment, of which $126,105 is due over 25 years in monthly payments including 4% interest of $697, and two contracts provide for 180 monthly payments of $776 starting in January and March of 2004, including interest of 11%. The payments due are in arrears.

5. AVAILABLE-FOR-SALE SECURITIES

During 2001 the Company purchased 6,000,000 shares of Omega Ventures Group, Inc. for $3,000. During the year ended June 30, 2004 745,635 shares were sold for $21,184, and during August 2004 399,735 shares were sold for $8,761, leaving 4,854,630 shares. On the date of this report the shares have been trading, in small quantities, for $.035 per share.

Management intents to hold the securities for investment.

6. PURCHASE OF OIL LEASES

During the quarter ended September 2004 the Company purchased a 1% interest, and
2.5 participation units in two oil leases by the payment of the initial drilling costs. The payments for the drilling costs have been expensed.

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2004

================================================================================

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

During the quarter ended December 2004 the Company issued 18,000,000 restricted common shares for stock subscriptions receivable of $2,450,000 and 4,392,358 for expenses of $219,618.

On March 26, 2003 the Company completed a reverse stock split of one share for 20 shares of outstanding stock. This report has been prepared showing post split shares from inception.

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The officers-directors and their controlled entities and a consultant have acquired 14% of the outstanding common stock of the Company.

The Company has made no interest, demand loans to affiliates of $150,726. The affiliations resulted through common officers between the Company and its affiliates, and the Company owns 7% of the outstanding stock of one of the affiliates.

Officers-directors have made no interest, demand, loans to the Company of $154,574.

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

                           APEX RESOURCES GROUP, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2004

================================================================================

10. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses for the six months ended December 31, 2004 and 2003 shown in the statement of operations under exploration, development, and administrative.
                                                  Dec 31,      Dec  31,
                                                   2004          2003
                                                 --------      --------
Travel                                           $ 54,154      $ 23,686
Office expenses                                    73,572        58,775
Professional                                        9,860        15,236
Consultants                                       236,475        73,975
Promotional                                        10,678         8,747
Rent                                               41,171        15,307
Exploration and development - oil and gas          55,414        16,122
Other                                              10,328         1,158
                                                 --------      --------

                                                 $491,652      $213,006
                                                 --------      --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         For a complete understanding, this Management Discussion and Analysis should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB and the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2004.

General

         The Company is in the development stage and engaged in the acquisition of interests in gas and oil properties and the acquisition of interests in real estate. The Company has not been engaged in the production of any gas and oil. For a detailed description of the oil and gas and real estate holding of the Company, please see the Annual Report of the Company filed on Form 10-KSB for the year ended June 30, 2004, and the subsequent Quarterly Reports filed by the Company on Form 10-QSB. Following is a brief description of relevant events that occurred during the quarter ended December 31, 2004.

 Oil and Gas Interests
 ---------------------

         Plaquemines Parish, Louisiana
         -----------------------------

         To date, this well has not been put into production. The Company has learned that the operator needs additional funding to complete work on the well before if can be re-entered. At this time it is unclear when or if this well will be re-entered. The Company owns a 6.25% working interest in this well.

         Manahuilla Creek Field , Texas
         ------------------------------

         During the quarter ended September 30, 2004, P.B. Energy Partners notified the Company that the BB Gayle #1 gas well had been drilled and perforated and did not prove to be of commercial value. Plans to perforate another zone within this well are currently being discussed by the partners in the project. The Company owns a 1.875% of 75% participating working interest in this gas well.

         Henry Dome Prospect, Texas
         --------------------------

         This well site was prepared for drilling during the quarter. However, the operator was unable to secure a drilling rig during the quarter. It is expected that a drilling rig should be delivered and drilling should start before the end of February 2005. The Company owns 2.5 participation units in the Henry Dome Prospect in McMullen County, Texas, for $12,500. These units give the Company a 1.875% working interest in the re-entry and completion of the first well prospect in McMullen County, Texas. Under its purchase agreement, the Company had the right to rescind the agreement and request a refund of price it paid for its participation units, less reasonable costs, if the well was not spudded by December 31, 2004. While the well was not spudded by that date, the Company did not and does not intend to seek to rescind its agreement.

         Northstar Wallis Prospect, Texas
         --------------------------------

         During the quarter, Northstar Energy, Inc., the operator and Managing Venturer of the Northstar Wallis Well #1 Joint Venture in Victoria County, Texas notified the Company that the well had been drilled and perforated. The well did not prove to be of commercial value

Real Estate Interests
---------------------

         Cowichan Lake, Victoria, B.C.
         -----------------------------

         Subsequent to quarter end in January 2005, the Company paid approximately $39,000 toward the purchase price for Lot 4 on Upper Point Ideal Road in the Cowichan Lake District in Victoria B.C. Of the $39,000, $30,000 paid the balance of the down payment for that lot. The remaining $9,000 was used to pay various fees and taxes. During the upcoming quarter, the Company anticipates making a payment of approximately $40,000 toward the purchase price of Lot 2.

Part of said payment will be used to satisfy the balance of the down payment on Lot 2. Following this payment, the Company will pay off the balance of the purchase price of the two lots by making monthly payments for 25 years. The Company acquired these properties for investment purposes and has no present intent to develop or improve these parcels.

         The Company also owns approximately 4,854,630 or 7% of the outstanding common shares of Omega Ventures Group, Inc., a corporation whose common stock is traded on the Over-the-Counter Bulletin Board, stock symbol "OMGV."

Liquidity and Capital Resources

         The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company's ability to continue as a going concern. During the six months ended December 31, 2004, the Company financed its operations primarily through the issuance of Company securities. During the quarter, the Company received subscriptions to purchase 18,000,000 shares of its common stock in private placement transactions for cash totaling $2,450,000. As of December 31, 2004, the Company has received $23,000. The Company's balance sheet reflects the remaining balance as stock subscriptions receivable. During the quarter, the Company caused its transfer agent to issue the 18,000,000 shares. These shares, however, are being held in escrow and will only be delivered out as funds are received by the Company. During the quarter, the Company also issued out 4,392,358 common shares in satisfaction of services and expenses totaling $219,619.

         On December 31, 2004, the Company had cash on hand of $52,599, as cash flows from operating activities and financing activities were only partially offset by cash flows used in investing activities.

         The Company has plans to further develop its oil and gas properties, which will require substantial additional working capital.

Results of Operations

         Comparison of the quarter ended December 31, 2004 and 2003

         The Company sustained a net loss of $326,022 in the quarter ended December 31, 2004, compared to a loss of $154,477 for the quarter ended December 31, 2003. This increase in loss was primarily the result of the Company being much more active in its business operations in the three months ended December 31, 2004, compared to the same period of 2003, as shown in the following comparison of expenses:

                                       December 31, 2004      December 31, 2003
                                       -----------------      -----------------

Travel                                     $ 50,687               $  6,021
Office Expenses                              47,145                 41,012
Professional                                  9,100                  2,649
Consultants                                 159,328                 60,094
Promotional                                   6,668                  8,747
Rent                                         28,071                 15,307
Exploration and Development-
   Oil and Gas                               17,314                 16,122
Other                                         2,829                   --

         The significant increases in travel, professional and consultant fees are primarily the result of the Company undertaking more active oil and gas and real estate purchasing activities in the three months ended December 31, 2004 compared to the same period 2003. The Company has no employees, rather management retains consultants to provide the services the Company needs. We anticipate consultant expenses to continue at about the same level in the upcoming quarter as the Company continues active oil and gas exploration activities. Depending on the results of exploration currently being conducted, exploration and development expenses could also continue at about the same level during the upcoming quarter.

         Non operating revenue was $1,120 in the three months ended December 31, 2004, compared to $1,317 in the three months ended December 31, 2003.

         Comparison of the six months ended December 31, 2004 and 2003

         The Company sustained a net loss of $492,585 during the six months ended December 31, 2004, compared to a loss of $224,217 for the six months ended December 31, 2003. This increase in loss was primarily the result of the Company being much more active in its business operations in the six months ended December 31, 2004, compared to the same period of 2003, as shown in the following comparison of expenses:

                                      December 31, 2004    December 31, 2003
                                      -----------------    -----------------

Travel                                    $ 54,154             $ 23,686
Office Expenses                             73,572               58,775
Professional                                 9,860               15,236
Consultants                                236,475               73,975
Promotional                                 10,678                8,747
Rent                                        41,171               15,307
Exploration and Development -
   Oil and Gas                              55,414               16,122
Other                                       10,328                1,158

         The significant increases in travel, office expense, consultant fees and exploration and development costs are primarily the result of the Company undertaking more active oil and gas and real estate purchasing activities during the six months ended December 31, 2004 compared to the same period 2003. The Company has no employees, rather management retains consultants to provide the services the Company needs. We anticipate consultant expenses to continue at about the same level in the upcoming quarter as the Company continues active oil and gas exploration activities. Depending on the results of exploration currently being conducted, exploration and development expenses could also continue at about the same level during the upcoming quarter.

         Non operating revenue for the six months ended December 31, 2004 was $11,067 compared to $2,789 during the six months ended December 31, 2003.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended December 31, 2004.

         The following securities, which are not registered under the Securities Act of 1933, were issued by the Company during the quarter ended December 31, 2004.

         On December 21, 2004 and December 22, 2004, the Company issued 4,392,358 shares of its common stock to non United States persons, including 945,480 shares to Company Secretary and Director, John Hickey in satisfaction of debts owed by the Company and 700,000 shares as a bonus for services rendered to the Company over the past ten years. All shares issued were valued at $.05 per share. These shares were issued pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

         During the quarter ended December 31, 2004, the Company received subscriptions for 18,000,000 shares of its common stock pursuant to private placements of Company stock in accordance with Regulation S. The subscriptions were for various prices ranging from $.05 - $.20 per share, with total proceeds to be received of $2,450,000. As of December 31, 2004, the 18,000,000 shares have been issued and are being held in escrow awaiting receipt of funds. As of December 31, 2004, only $23,000 has been received by the Company. The Company did not offer any of these shares to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

ITEM 6. EXHIBITS


         31.1     Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
         31.2     Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                      APEX RESOURCES GROUP, INC.



Date: February 18, 2005               By: /s/ John R. Rask
                                          ---------------------------------
                                          John R. Rask, President and Director



Date: February 18, 2005               By: /s/ John M. Hickey
                                          ---------------------------------
                                          John M. Hickey, Secretary and Director