Form 10QSB
period 2005-03-31
APEX RESOURCES GROUP INC
filed 2005-05-16
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to____________________

Commission File number                                     0-11695

APEX RESOURCES GROUP, INC.
(Exact name of registrant as specified in charter)

UTAH	87-0403828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136 East South Temple, Suite 1600, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

(801) 363-2599
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 91,585,212 shares outstanding as of March 31, 2005.

INDEX

		Page Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets
	March 31, 2005 and June 30, 2004	4

	Statements of Operations
	Three months and nine months ended March 31, 2005 and 2004 and the period January 27, 1984 to March 31, 2005	5

	Statement of Changes in Stockholders’ Equity
	Period from January 27, 1984 to March 31, 2005	6

	Statements of Cash Flows
	Nine months ended March 31, 2005 and 2004 and the period January 27, 1984 to March 31, 2005	8

	Notes to Financial Statements	10

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Controls and Procedures	20

PART II

ITEM 2.	Changes in Securities	21

ITEM 6.	Exhibits	22

	Signatures	22

PART I - FINANCIAL INFORMATION

This filing contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company’s industry, including competition from much larger competitors; technological advances which could render the Company’s products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers’ product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Apex Resources Group, Inc., (development stage company) at December 31, 2004 and March 31, 2005, the statements of operations for the three and nine months ended March 31, 2005 and 2004 and the period January 27, 1984 (date of inception) to March 31, 2005 and cash flows for the nine months ended March 31, 2005 and 2004 and the period January 27, 1984 (date of inception) to March 31, 2005 and the statement of stockholders’ equity for the period from January 27, 1984 to March 31, 2005, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
BALANCE SHEETS
March 31, 2005 and June 30, 2004

		(unaudited)
ASSETS
	Mar 31, 2005	Jun 30,2004
CURRENT ASSETS
Cash	$21,961	$14,741
Total Current Assets	21,961	14,741

PROPERTY AND EQUIPMENT - net of accumulated
depreciation	183,255	197,538

OTHER ASSETS
Accounts receivable - affiliates	146,072	148,932
Oil leases	67,913	67,913
Land	305,834	83,600
Available-for-sale securities	2,428	2,628
	522,247	303,073

	$727,463	$515,352

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable - land	$208,463	$71,183
Accounts payable	37,786	42,526
Accounts payable - related parties	349,122	84,000
Total Current Liabilities	595,371	197,709

STOCKHOLDERS' EQUITY
Common stock
400,000,000 shares authorized, at $.001 par value;
91,585,212 issued and outstanding	91,585	58,264
Capital in excess of par value	10,880,275	8,002,023
Less stock subscriptions receivable	(2,427,000)	-
Deficit accumulated during the development stage	(8,412,768)	(7,742,644)
Total Stockholders' Equity	132,092	317,643

	$727,463	$515,352

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS - unaudited
For the Three and Nine Months Ended March 31, 2005 and 2004 and the
Period January 27, 1984 (date of inception) to March 31, 2005

	Three Months		Nine Months
	Mar 2005	Mar 2004	Mar 2005	Mar 2004	Jan 27, 1984 to Mar 31, 2005
REVENUES

Rents and interest	$1,234	$1,128	$12,301	$3,917	$362,998

EXPENSES
Exploration, development and promotion	172,773	81,003	664,425	294,009	9,987,135
Depreciation	6,000	7,000	18,000	21,000	113,386
	178,773	88,003	682,425	315,009	10,100,521

NET LOSS - before other income	(177,539)	(86,875)	(670,124)	(311,092)	(9,737,523)

Gain on sale of assets	-	-	-	-	1,324,755

NET LOSS	$(177,539)	$(86,875)	$(670,124)	$(311,092)	$(8,412,768)

LOSS PER COMMON SHARE

Basic	$-	$-	$(.01)	$-

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	91,585	72,727	84,468	69,721

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period January 27, 1984 (Date of Inception) to March 31, 2005

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit
Balance January 27, 1984
(Date of Inception)	-	$-	$-	$-
Issuance of common stock from inception to June 30, 1998	1,610,838	1,611	2,120,660
Net losses from operations for the six years ended June 30, 1989	-	-	-	(38,910)
Capital contribution - expenses	-	-	752	-
Net losses from operations for the six years ended June 30, 1998	-	-	-	(1,641,468)
Issuance of common stock for the year ended June 30, 1999	1,943,798	1,944	1,344,079	-
Net loss from operations for the year ended June 30, 1999	-	-	-	(1,607,517)
Issuance of common stock for the year ended June 30, 2000	3,318,058	3,318	2,948,196	-
Net loss from operations for the year ended June 30, 2000	-	-	-	(1,029,239)
Issuance of common stock for the year ended June 30, 2001	1,034,500	1,034	778,467	-
Net loss from operations for the year ended June 30, 2001	-	-	-	(807,576)
Issuance of common stock for services & expenses - August 31, 2001	105,000	105	62,894	-
Net loss from operations for the year ended June 30, 2002	-	-	-	(1,216,953)
Issuance of common stock for services at $.001 - April 14, 2003	6,380,000	6,380	-	-
Issuance of common stock for cash at $.001 - April & June 2003	15,650,000	15,650	-	-
Issuance of common stock for services at $.01 - June 3, 2003	2,500,000	2,500	22,500	-
Issuance of common stock for services at $.05 - June 30, 2003	1,680,000	1,680	82,320	-
Net loss from operations for the year ended June 30, 2003	-	-	-	(652,701)

Balance June 30, 2003	34,222,194	$34,222	$7,359,868	$ (6,994,364)

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
Period January 27, 1984 (Date of Inception) to March 31, 2005

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit
Issuance of common stock for purchase of land at $.03 - Nov 17, 2003	300,000	300	8,700	-
Issuance of common stock for payment of debt at $.03 - Nov 25, 2003	7,095,666	7,095	205,774	-
Issuance of common stock for cash at $.02 - Nov 6, 2003	2,500,000	2,500	47,500	-
Issuance of common stock for cash at $.015 to $.04 - Jan & Feb 2004	2,501,820	2,502	49,657	-
Issuance of common stock for services at $.05 - Mar 2004	367,655	368	18,014	-
Issuance of common stock for services at $.001 - Apr 2004	500,000	500	-	-
Issuance of common stock for payment of debt at $.03 - Jun 2004	2,376,234	2,377	68,910	-
Issuance of common stock for services and expenses at $.03 - Nov & Jun 2004	8,400,000	8,400	243,600	-
Net loss from operations for the year ended June 30, 2004	-	-	-	(748,280)
Balance June 30, 2004 - audited	58,263,569	58,264	8,002,023	(7,742,644)
Issuance of common stock for expenses at $.02 - Sept 2, 2004	1,717,785	1,718	30,137	-
Issuance of common stock for payment of debt at $.02 - Sept 2, 2004	311,500	311	7,789	-
Issuance of common stock for expenses and services at $.02 - Sept 24, 2004	2,800,000	2,800	81,200	-
Issuance of common stock for cash and note receivable at $.02 - Sept 27, 2004	5,000,000	5,000	95,000	-
Issuance of common stock for land at $.016 to .02 - Sept 29, 2004	1,100,000	1,100	16,900	-
Issuance of common stock for stock subscriptions receivable at $.05 to $.20 November & December 2004	18,000,000	18,000	2,432,000	-
Issuance of common stock for expenses at $.05 - December 21, 2004	4,392,358	4,392	215,226	-
Net loss form operations for the nine months ended March 31, 2005	-	-	-	(670,124)

Balance March 31, 2005 - unaudited	91,585,212	$91,585	$10,880,275	$(8,412,768)

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS - unaudited
For the Nine Months Ended March 31, 2005 and 2004 and the
Period January 27, 1984 (Date of Inception) to March 31, 2005

	Mar 31 2005,	Mar 31 2004,	January 27, 1984 to Mar 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(670,124)	$(311,092)	$(8,412,768)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	18,000	21,000	118,386
Common capital stock issued for services & expenses	335,473	102,382	5,312,093
(Increase) decrease in accounts receivable	2,860	(54,638)	(146,072)
Increase (decrease) in liabilities	405,762	175,684	884,011
Net Change in Cash from Operations	91,971	(66,664)	(2,244,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	200	-	(2,428)
Purchase of property & equipment	(207,951)	(35,020)	(602,475)
Purchase of oil & gas leases and mining claims	-	-	(67,913)
	(207,751)	(35,020)	(672,816)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of capital stock	123,000	102,158	2,939,127

Net Change in cash	7,220	474	21,961
Cash at beginning of year	14,741	14,259	-

Cash at end of year	$21,961	$14,733	$21,961

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS (Continued)
For the Period January 27, 1984 (Date of Inception) to March 31, 2005

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

1. ORGANIZATION

The Company was incorporated in the State of Utah on January 27, 1984 with authorized capital stock of 50,000,000 shares at a par value of $0.001. On May 17, 1999 the authorized was increased to 100,000,000 shares and on March 3, 2000 the authorized was increased to 400,000,000 shares with the same par value. On March 26, 2003 the name of the Company was changed from “Ambra Resources Group, Inc. to “Apex Resources Group, Inc.”

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

Property and Equipment

The Company’s property and equipment consists of the following:

Office equipment	132,130
Residential rentals	164,511
Less accumulated depreciation	(113,386)
183,255

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
March 31, 2005

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

At March 31, 2005, the Company had a net operating loss available for carry forward of $8,412,768. The tax benefit of approximately $2,524,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2004 through 2025.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3. OIL LEASES - BEAUFORT SEA PROJECT

On June 9, 1997 the Company purchased a 3.745% working interest, for $67,913, in the Beaufort Sea well Esso Pex Home et al Itiyok I-27 consisting of 640 acres and is located at Latitude 70-00', Longitude 134-00', Sections 7, 8, 17, 18, 27, 28, and 37, License No. 55, dated April 22, 1987. During 1982 and 1983 a consortium of companies participated in the drilling, casing, and testing the area to a depth of 12,980 feet. A review of the well data and geological prognosis indicates that the areawould contain proven recoverable gas reserves of 108 Bscf and proven recoverable oil reserves of 8,976 MSTB.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

3. OIL LEASES (continued)

The lease is shown at cost, which is considered by management to be its estimated fair value.

The other partners in the project are controlled by Exxon Oil Corporation, however, there are no immediate plans to develop the area until a gas pipe line becomes available.

4. PURCHASE OF LAND

The Company is obligated under installment sales contracts for the purchase of land. The contracts have balances of $208,463 at March 31, 2005, including accrued interest, on which $126,105 was due December 31, 2004 (unpaid) and the balance of $82,358 due over 25 years in monthly payments, including interest of 11%. The payments due are in arrears.

5. AVAILABLE-FOR-SALE SECURITIES

During 2001 the Company purchased 6,000,000 shares of Omega Ventures Group, Inc. for $3,000. During the year ended June 30, 2004 745,635 shares were sold for $21,184, and during August 2004 399,735 shares were sold for $8,761, leaving 4,854,630 shares. On the date of this report the shares have been trading, in a small quantities, for $.035 per share.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

7. ISSUANCE OF COMMON CAPITAL STOCK (continued)

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

The Company has made no interest, demand loans to affiliates of $146,072. The affiliations resulted through common officers between the company and its affiliates, and the Company owns 7% of the outstanding stock of one of the affiliates.

Officers-directors have made no interest, demand, loans to the Company of $349,122.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

10. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses for the nine months ended March 31, 2005 and 2004 shown in the statement of operations under exploration, development, and administrative.

	Mar 31, 2005	Mar 31, 2004

Travel	$61,310	$27,691
Office expenses	102,394	69,547
Professional	22,915	15,387
Consultants	320,886	104,909
Promotional	18,678	9,801
Rent	56,373	23,041
Exploration and development - oil and gas	55,414	35,028
Other	26,455	8,605

	$664,425	$294,009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

For a complete understanding, this Management Discussion and Analysis should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB and the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2004.

General

The Company is in the development stage and engaged in the acquisition of interests in gas and oil properties and the acquisition of interests in real estate. The Company has not been engaged in the production of any gas and oil. For a detailed description of the oil and gas and real estate holding of the Company, please see the Annual Report of the Company filed on Form 10-KSB for the year ended June 30, 2004, and the subsequent Quarterly Reports filed by the Company on Form 10-QSB. Following is a brief description of relevant events that occurred during the quarter ended March 31, 2005.

Recent Developments

Oil and Gas Interests

Plaquemines Parish, Louisiana

During the quarter, the Company learned that Royal “T” Oil, the operator of the Plaquemines Parish, Bastian Bay Well #16152, turned over its interest in the well to Imperial Petroleum, Inc. Imperial is preparing to do a work over of the well at an estimated cost of $906,800 and has made a cash call to all participants. The participants in the well were given the choice to pay the cash call or continue on a non-consent basis under which the non paying participants relinquish half of their working interest after Imperial has recouped its expenditures. The Company determined to continue on a non-consent basis and will not meet the cash call. This means the Company’s net revenue interest will be reduced from 6.25% to 3.125%.

Henry Dome Prospect, Texas

During the quarter, PB Energy Partners, the operator of the Henry Dome Prospect in McMullen County, Texas, informed the Company that the JB Henry Dome #1 was successfully re-entered and gas was found. The Company owns 2.5 participation units in the Henry Dome Prospect in McMullen County, Texas, for $12,500. These units give the Company a 1.875% working interest in JB Henry Dome #1 well. Initial flow testing of the well demonstrated flow of 1.2 to 1.4 million cubic feet of gas per day. Following initial testing, acid washing of the well was performed to attempt to increase flow rates. Additional flow testing following the acid washing will be performed before results will be announced. The estimated life expectancy of this well is at least six years.

Real Estate Interests

Cowichan Lake, Victoria, B.C.

In January 2005, the Company paid approximately $39,000 toward the purchase price for Lot 4 on Upper Point Ideal Road in the Cowichan Lake District in Victoria B.C. In March 2005, the Company paid approximately $42,000 toward the purchase price of Lot 2. Part of the payment covered various fees and taxes, the remainder was applied to reduce the balance of the purchase price. The Company will pay off the balance of the purchase price of the two lots by making monthly payments for 25 years. The Company acquired these properties for investment purposes and has no present intent to develop or improve these parcels.

The Company also owns approximately 4,854,630 or 7% of the outstanding common shares of Omega Ventures Group, Inc., a corporation whose common stock is traded on the Over-the-Counter Bulletin Board, stock symbol “APXR.”

Liquidity and Capital Resources

The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended March 31, 2005, the Company financed its operations primarily through the issuance of Company securities and loans from related parties. During the quarter ended December 31, 2004, the Company received subscriptions to purchase 18,000,000 shares of its common stock in private placement transactions for cash totaling $2,450,000. As of March 31, 2005, the Company has received $23,000. The Company’s balance sheet reflects the remaining balance as stock subscriptions receivable. During the quarter ended December 31, 2004, the Company caused its transfer agent to issue the 18,000,000 shares. These shares, however, are being held in escrow and will only be delivered out as funds are received by the Company. During the quarter ended March 31, 2005, the Company did not issue any shares for services or in satisfaction of expenses, as a result, accounts payable to related parties increased to $349,122 compared to $154,574 at December 31, 2004.

On March 31, 2005, the Company had cash on hand of $21,961, as cash flows from operating activities and financing activities were only partially offset by cash flows used in investing activities.

The Company has plans to further develop its oil and gas properties, which will require substantial additional working capital which the Company does not currently have. Moreover, the Company does not anticipate significant revenue from its operating activities in the upcoming quarter.

Results of Operations

Comparison of the three months ended March 31, 2005 and 2004

The Company sustained a net loss of $177,539 in the quarter ended March 31, 2005 compared to a loss of $86,875 for the quarter ended March 31, 2004. This increase in loss was primarily the result of the Company being much more active in its business operations in the three months ended March 31, 2005, compared to the same period of 2004, as shown in the following comparison of expenses:

	March 31, 2005	March 31, 2004

Travel	$7,156	$4,005
Office Expenses	28,822	9,614
Professional	13,055	151
Consultants	84,411	30,934
Promotional	8,000	1,054
Rent	15,202	7,734

Exploration and Development -
Oil and Gas	-0-	18,906
Other	16,127	8,605

	$172,773	$81,003

Travel expenses increased $3,151 or 79% to $7,156 during the three months ended March 31, 2005 compared to March 31, 2004. This increase is primarily the result of increased travel in connection with increasing operating activities during the three months ended March 31, 2005 compared to the same period of 2004. The Company anticipates travel expenses to continue at rates consistent with those incurred during the three month period ended March 31, 2005.

Office expenses increased $19,208 or 200% to $28,822 during the three months ended March 31, 2005 compared to the same period 2004. This significant increase is partially the result of the Company retaining the services of two individuals to provide administrative and office support services, as well as increasing expenses due to more extensive operations during the third fiscal quarter of 2005 compared to 2004. Office expenses in the future should remain fairly consistent with those experienced during the third fiscal quarter of 2005.

As with travel and office expenses, professional expenses increased $12,904 to $13,055 during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, as accounting and legal expenses continue to increase as a result of more stringent compliance obligations imposed by the Sarbanes-Oxley Act of 2002. The Company expects professionals fees to continue to increase in upcoming fiscal quarters.

Consultants fees increased $53,477 or 173% to $84,411 during the three months ended March 31, 2005 compared to three month period ended March 31, 2004. The Company has no employees, rather management retains consultants to provide the services the Company needs. Again, as a result of increasing operating activities, consulting fees increased in the three months ended March 31, 2005 compared to the same three month period of 2004. While the Company expects consultants fees to continue to be greater than 2004 levels, management does not expect to see such significant increases in the immediate future.

Promotional expenses increased $6,946 to $8,000 during the quarter ended March 31, 2005 compared to $1,054 for the quarter ended March 31, 2004. This increase in promotional expenses is largely the result of the Company’s efforts to keep its shareholders and the market better informed as to the Company’s activities through a coordinated media campaign. The Company expects promotional expenses to continue to increase in upcoming quarters.

Rent expenses nearly doubled from $7,734 during the three months ended March 31, 2004 to $15,202 during the three months ended March 31, 2005. We do not expect rent expenses to continue to increase at such significant rates in the future.

During the three months ended March 31, 2005, the Company incurred no expenses for exploration and development, compared to $18,906 during the three months ended March 31, 2004. The Company believes this decrease is simply a result of timing issues and anticipates exploration and development expenses in the future will return to the higher levels experienced during the three months ended March 31, 2004.

Other expenses increased to $16,127 for the three months ended March 31, 2005 compared to $8,605 for the three months ended March 31, 2004, an 87% increase. This increase is primarily due to the increased operating activities of the Company during the 2005 quarter compared to the 2004 quarter. The Company anticipates other expenses to continue at level consistent with the three month ended March 31, 2005.

Revenue from interest and rents remained constant, at $1,234 during the three months ended March 31, 2005, compared to $1,128 during the three months ended March 31, 2004.

Comparison of the nine months ended March 31, 2005 and 2004

The Company sustained a net loss of $670,124 during the nine months ended March 31, 2005, compared to a net loss of $311,092 for the nine months ended March 31, 2004. This increase in loss was primarily the result of the Company being much more active in its business operations in the nine months ended March 31, 2005, compared to the same period of 2004, as shown in the following comparison of expenses:

	March 31, 2005	March 31, 2004

Travel	$61,310	$27,691
Office Expenses	102,394	69,547
Professional	22,915	15,387
Consultants	320,886	104,909
Promotional	18,678	9,801
Rent	56,373	23,041
Exploration and Development -
Oil and Gas	55,414	35,028
Other	26,455	8,605

	$664,425	$294,009

Travel expenses increased $33,619 or 121% to $61,310 during the nine months ended March 31, 2005 compared to March 31, 2004. This increase is primarily the result of increased travel in connection with increasing operating activities during the nine months ended March 31, 2005 compared to the same period of 2004. The Company anticipates travel expenses to continue at rates consistent with those incurred during the first nine months of the 2005 fiscal year.

Office expenses increased $32,847 or 47% to $102,394 during the nine months ended March 31, 2005 compared to the same period 2004. This increase is partially the result of the Company retaining the services of two individuals to provide administrative and office support services, as well as increasing expenses due to more extensive operations during the first three fiscal quarters of 2005 compared to 2004. Office expenses in the future should remain fairly consistent with those experienced during the nine months ended March 31, 2005.

Professional expenses went from $15,387 during the nine months ended March 31, 2004 to $22,915 during the nine months ended March 31, 2005. This increase is attributable to increasing accounting and legal expenses incurred by the Company as it seeks to comply with the increasingly more stringent requirements of the Sarbanes-Oxley Act of 2002.

Consultants fees increased $215,977 or 206% to $320,886 during the nine months ended March 31, 2005 compared to nine month period ended March 31, 2004. The Company has no employees, rather management retains consultants to provide the services the Company needs. The increased in consultants fees is attributable to the Company’s increased operational activities during the nine months ended March 31, 2005 compared to the same period 2004. While the Company expects consultants fees to continue to be greater than 2004 levels, management does not expect to see such significant increases in the immediate future.

Promotional expenses increased $8,877 to $18,678 during the nine month period ended March 31, 2005 compared to $9,801 for the same period of 2004. This increase in promotional expenses is largely the result of the Company’s efforts to keep its shareholders and the market better informed as to the Company’s activities through a coordinated media campaign. The Company expects promotional expenses to continue to increase in upcoming quarters.

Rent expenses increased from $35,028 during the nine months ended March 31, 2004 to $47,082 during the nine months ended March 31, 2005, a 34% increase. We do not expect rent expenses to continue to increase at such significant rates in the future.

Exploration and development expenses increased from $35,028 during the nine months ended March 31, 2004 to $55,414 during the nine months ended March 31, 2005, a 58% increase. This increase is directly related to increase oil and gas prices, and a corresponding increase in exploration activities. The Company expects exploration and development expenses will continue to increase in the future for as long as oil and gas prices remain at current or higher rates.

Other expenses increased to $26,455 for the nine months ended March 31, 2005 compared to $8,605 for the nine months ended March 31, 2004, a 207% increase. This increase is primarily due to the increased operating activities of the Company during the nine months enced March 31, 2005 compared to the nine months ended March 31, 2004. The Company anticipates other expenses to continue at level consistent with those experienced during the nine months ended March 31, 2005.

Revenue from interest and rents for the nine months ended March 31, 2005 was $12,301 compared to $3,917 during the nine months ended March 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in the Company’s internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

Management, including the Certifying Officers, does not expect that the Company’s disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended March 31, 2005.

During the quarter ended March 31, 2005, the Company issued no securities that were not registered under the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Reports on Form 8-K

None.

(B)	Exhibits. The following exhibits are included as part of this report:

	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

APEX RESOURCES GROUP, INC.

Date: May 13, 2005	By:	/s/ John R. Rask
John R. Rask, President and Director

Date: May 13, 2005	By:	/s/ John M. Hickey
John M. Hickey, Secretary and Director