Form 10KSB
period 2005-06-30
APEX RESOURCES GROUP INC
filed 2005-11-04
CIK 742248

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended June 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________ to ______________

Commission File Number 0-11695

APEX RESOURCES GROUP, INC.
(Name of Small Business Issuer in its charter)

UTAH	87-0403828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610-800 West Pender Street, Vancouver, Canada	V6C 2V6
(Address of principal executive Offices)	(Zip Code)

Issuer's telephone number:    (604) 669-2723

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [  ]  No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenue for its most recent fiscal year was: $12,247.

The aggregate market value of the issuer’s voting stock held as of , by non-affiliates of the issuer, based on the price at which the shares were sold, was approximately: $6,363,786.

As of October 17, 2005, the issuer had 92,625,212 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format. Yes [  ] No [X]
Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS	3

ITEM 2. DESCRIPTION OF PROPERTY	7

ITEM 3. LEGAL PROCEEDINGS	9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	9

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS	9

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OR
PLAN OF OPERATIONS	11

ITEM 7. FINANCIAL STATEMENTS	15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE	15

ITEM 8A. CONTROLS AND PROCEDURES	15

ITEM 8B. OTHER INFORMATION	16

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	16

ITEM 10. EXECUTIVE COMPENSATION	18

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT	19

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	20

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K	20

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	21

SIGNATURES	21

PART I

FORWARD

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,”“hope,”“will,”“expect,”“believe,”“anticipate,”“estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company’s industry, including competition from much larger competitors; technological advances which could render the Company’s products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers’ product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

ITEM 1. DESCRIPTION OF BUSINESS

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

Our executive offices are located at Suite 610 - 800 West Pender Street, Vancouver, British Columbia, Canada V6C 2V6. Our telephone number is (604) 669-2723. Our website is located at www.apexresourcesgroup.com.

Oil and Gas Properties

Beaufort Sea

The Company holds a 3.745% working interest in the Beaufort Sea well Esso Pex Home, et. al. Itiyok I-27, consisting of 640 acres, located at Latitude 70-00', Longitude 134-00', Sections 7, 8, 17, 18, 27, 28 and 37. License No. 55, dated April 22, 1987. During 1982 and 1983 a consortium of companies participated in drilling, casing and testing the area to a depth of 12,980 feet.

The other partners in the project are coordinated by Imperial Oil Resources. It was recently announced that a consortium of oil and gas companies have filed an application to build a natural gas pipeline that could be used to transport gas from the Beaufort Sea region. This area will not be developed until a pipeline is built.

Bastian Bay Field, Plaquamines Parish, Louisiana

The Company owns a 6.25% working interest in the Bastian Bay Field Lease #16152 in Plaquamines Parish Louisiana. Until recently, Royal “T” Oil was the operator of this well. It turned over its interest in the well to Imperial Petroleum, Inc. Prior to Hurricane Katrina, Imperial had decided to work over the well at an estimated cost of $906,800. It was the Company’s understanding that Imperial intended to make a cash call to all participants. The participants in the well would be given the choice to pay the cash call or continue on a non-consent basis under which the non paying participants relinquish half of their working interest after Imperial has recouped its expenditures. The Company had determined to continue on a non-consent basis and not meet the cash call. If the Company fails to meet the cash call, its net revenue interest will be reduced from 6.25% to 3.125%. The Company has not yet learned how Imperial intends to proceed in the aftermath of Hurricane Katrina.

Henry Dome Prospect, Texas

The Company owns 2.5 participation units in the Henry Dome Prospect in McMullen County, Texas, for $12,500. These units give the Company a 1.875% working interest in JB Henry Dome #1 well. Initial flow testing of the well demonstrated flow of 1.2 to 1.4 million cubic feet of gas per day. Following initial testing, acid washing of the well was performed to attempt to increase flow rates. Additional testing is ongoing as the operator has encountered many problems with this well. The estimated life expectancy of this well is at least six years.

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

Employees

The Company currently has no full-time employees. The officers provide services to the Company on an as needed basis. The Company contracts out with consultants to provide all other necessary services.

ITEM 2. DESCRIPTION OF PROPERTY

Oil and Gas Properties

See “ITEM 1. Description of Business”.

Rental Properties

Abbecombec Ocean Village Resort

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

Woodland Valley Ranch, Arizona

The Company owns 37 acres of undeveloped land in Woodland Valley Ranch, located in Apache County in northern Arizona. These parcels are located about 12 miles northeast of St. Johns, Arizona. The Woodland Valley Ranch is comprised of over 32,000 acres of virgin wilderness with elevations ranging from 5,900 feet to 6,800 feet above sea level. The Woodland Valley Ranch borders over 30,000 acres of Arizona State Trust lands. The Company is required to make monthly payments of $255 through December 2019. As of the date of this annual report, the current principal balance is approximately $46,008. The Company is eight months in arrears on its monthly payments on this property, with back payments totaling $2,040. The Company is working with the contract holder to resolve the default. The Company acquired these parcels for investment purposes and has no present intent to develop or improve this property. As undeveloped land, the Company does not believe there is a need to insure the property at this time.

Elk Valley Ranch, Arizona

The Company owns 2 undeveloped lots, totaling 73 acres of real property, in Elk Valley Ranch. Elk Valley Ranch is near the Woodland Valley Ranch and is about 15 miles east of St. Johns, Arizona. The Company purchased the lots for $98,715, including a down payment of $5,020 and monthly payments of $521 for 180 months. As of the date of this annual report, the current principal balance is approximately $93,695. The Company is eight months in arrears on its monthly payments on this property, with back payments totaling $4,168. The Company is working with the contract holder to resolve the default. The Company acquired these properties for investment purposes and has no present intent to develop or improve these parcels. As undeveloped parcels, the Company does not believe there is a need to insure the properties at this time.

Cowichan Lake, Victoria, B.C.

In January 2005, the Company paid approximately $39,000 toward the purchase price for Lot 4 on Upper Point Ideal Road in the Cowichan Lake District in Victoria B.C. In March 2005, the Company paid approximately $42,000 toward the purchase price of Lot 2. Part of the payment covered various fees and taxes, the remainder was applied to reduce the balance of the purchase price. In September 2005, the Company sold Lot 4 for $177,426. The Company used the proceeds from the sale of that property to retire the $87,500 mortgage on Lot 4 and the $78,000 mortgage om Lot 2. The Company is currently attempting to sell Lot 2. The Company acquired these properties for investment purposes and has no present intent to develop or improve these parcels.

The Company also owns approximately 5,254,365 or 5.7% of the outstanding common shares of Omega Ventures Group, Inc., a corporation whose common stock is traded on the Over-the-Counter Bulletin Board, stock symbol “OMGV.”

Executive Offices

The Company currently leases 1,500 square feet of executive office space located at 610-800 West Pender Street, Vancouver, Canada, V6C 2V6. The offices are rented on a month-to-month basis for approximately $2,532 per month. The Company believes this space will be sufficient for its needs for the foreseeable future.

The Company rents the office furnishings for its Canadian office from Nevada Holdings, for $6,500 per month.

The Company also leases 1,500 square feet of administrative office space located at 136 East South Temple, Suite 1600, Salt Lake City, Utah 84111 for approximately $3,892 per month.

ITEM 3. LEGAL PROCEEDINGS

Subsequent to the fiscal year end, in October 2005, WTRG Corp., filed a Notice of Claim was filed in the Provincial Court of British Columbia in Vancouver, Canada against the Company and John Hickey. The Notice of claim seeks damages in the amount of $18,290 for breach of contract for services rendered to the Company. Prior to filing a response to the Notice of Claim, the Company settled this dispute with WTRG.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fiscal year ended June 30, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND  RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol “APXR." As of October 17, 2005, the Company had 902 shareholders holding 92,625,212 common shares.

The published closing bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

	BID PRICES		ASK PRICES
	HIGH	LOW	HIGH	LOW
2005-2004
Apr. thru June 2005	.20	.08	.205	.082
Jan. thru Mar. 2005	.281	.17	.29	.183
Oct. thru Dec. 2004	.275	.055	.30	.062
July thru Sep. 2004	.13	.05	.14	.055

2004-2003
Apr. thru June 2004	.087	.05	.095	.063
Jan. thru Mar. 2004	.09	.031	.10	.04
Oct. thru Dec. 2003	.065	.03	.073	.035
July thru Sep. 2003	.05	.02	.08	.04

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

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2005, the following equity securities, which were not registered under the Securities Act of 1933, were issued.

On May 11, 2005, the Company issued 840,000 restricted common shares to four parties, including 210,000 common shares to John Hickey, the Company Secretary and a director, for services rendered to the Company. The shares were valued at $.10 per share. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Regulation S promulgated by the Securities and Exchange Commission.

On June 10, 2005, the Company issued 100,000 restricted common shares to WTRG Corp, for investor relations services rendered to the Company. The shares were valued at $.10 per share. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Regulation S promulgated by the Securities and Exchange Commission.

ITEM 6. MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Liquidity and Capital Resources

The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. During the year ended June 30, 2005, the Company financed its operations primarily through the issuance of Company securities and loans from related parties. During the quarter ended December 31, 2004, the Company received subscriptions to purchase 18,000,000 shares of its common stock in private placement transactions for cash totaling $2,450,000. As of June 30, 2005, the Company has received $23,000. The Company’s balance sheet reflects the remaining balance as stock subscriptions receivable. During the quarter ended December 31, 2004, the Company caused its transfer agent to issue the 18,000,000 shares. These shares, however, are being held in escrow and will only be delivered out as funds are received by the Company. During the year ended June 30, 2005, the Company issued a total of 9,850,143 common shares in satisfaction of expenses and for services rendered in the total amount of $401,974. The Company issued an aggregate of 5,311,300 shares in satisfaction of debt obligations in the amount of $106,230. The Company also issued 100,000 shares for $10,000 cash.

On June 30, 2005, the Company had cash on hand of $18,507, as cash flows from operating and financing activities only partially offset cash flows used in investing activities.

The Company has plans to further develop its oil and gas properties, which will require substantial additional working capital which the Company does not currently have. Moreover, the Company does not anticipate significant revenue from its operating activities in the upcoming quarter.

Results of Operations

Comparison of the year ended June 30, 2005 and the year ended June 30, 2004

The Company sustained a net loss of $738,495 in the year ended June 30, 2005 compared to a loss of $748,280 for the year ended June 30, 2004. The following shows a more detailed comparison of the Company’s expenses during the past two years:

	June 30, 2005	June 30, 2004

Travel	$55,075	$37,345
Office Expenses	93,066	104,139
Telephone	29,465	17,930
Professional	36,163	33,431
Consultants	320,054	328,936
Promotional	18,678	10,801
Rent	72,421	28,529
Exploration and Development - Oil and Gas	69,003	177,180
Other	37,706	12,594

Total	$731,631	$750,885

Travel expenses increased $17,730 or 47% to $55,075 during the year ended June 30, 2005 compared to June 30, 2004. This increase is primarily the result of increased travel in connection with increasing operating activities during the year ended June 30, 2005 compared to the same period of 2004. The Company expects travel expenses to remain at or near the levels incurred in fiscal 2005 in the upcoming fiscal year.

Office expenses decreased $11,073 or 11% to $93,066 during the year ended June 30, 2005 compared to the same period 2004. This decrease is the result of decreased activity in the Company’s Salt Lake City office. Office expenses in the upcoming fiscal year should remain fairly consistent with those experienced during fiscal 2005.

Telephone expenses increased 64% from $17,930 to $29,465 during the year ended June 30, 2005 compared to the year ended June 30, 2004. As a result of the investor relations program implemented by the Company during the year, the Company incurred significantly greater telephone expenses. The Company anticipates telephone expenses to remain at or near fiscal 2005 levels during the upcoming year.

Professional expenses also increased from $33,341 to $36,163, an 8% increase during the year ended June 30, 2005 compared to the year ended June 30, 2004. as accounting and legal expenses continue to increase as a result of more stringent compliance obligations imposed by the Sarbanes-Oxley Act of 2002. The Company expects professional fees to continue to increase in upcoming fiscal quarters.

Consultants’ fees decreased from $328,936 during the year ended June 30, 2004, to $320,054 during the year ended June 30, 2005. The Company has no employees, rather management retains consultants to provide the services the Company needs. The Company expects consultants’ fees to remain fairly consistent with the expenses incurred during fiscal 2005 during the upcoming fiscal year.

Promotional expenses increased $7,877, or 73% to $18,678 during the year ended June 30, 2005 compared to the year ended June 30, 2004. This increase in promotional expenses is largely the result of the Company’s efforts to keep its shareholders and the market better informed as to the Company’s activities through a coordinated media campaign. The Company expects promotional expenses to continue to increase in upcoming quarters due to the Company’s ongoing investor relations campaign.

Rent expenses increased from $28,529 for the year ended June 30, 2004, to $72,421 for the year ended June 30, 2005. We expect rent expenses to continue at rates similar to those incurred in 2005. We do not anticipate such significant increases in the upcoming year.

During the year ended June 30, 2005, the Company incurred $69,003 in exploration and development expenses, compared to $177,180 during the year ended June 30, 2004. The Company believes this decrease is simply a result of timing issues and anticipates exploration and development expenses in the future will return to the higher levels experienced during the year ended June 30, 2004.

Other expenses nearly tripled from $12,594 during the 2004 fiscal year to $37,706 during the 2005 fiscal year. This increase is primarily due to the increased operating activities of the Company during the 2005 year compared to the 2004 year. While the Company does not anticipate other expenses to continue to increase at such rates in the upcoming year, it does expect other expenses to continue at levels consistent with the year ended June 30, 2005.

Non operating revenue from interest and rents decreased from $26,664 during fiscal 2004 to $12,247 during fiscal 2005. This decrease is due to rents not being received due to remolding at the Company’s Nova Scotia property.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of December 31, 2005.

	Payments Due by Fiscal Year

Contractual Commitments	Total	2006	2007	2008	2009	Thereafter

Woodland Valley Ranch	$122,856	$9,450	$9,450	$9,450	$9,450	$85,054
Elk Valley Ranch	97,193	6,480	6,480	6,480	6,480	71,275
Office Leases	138,935	78,171	30,382	30,382	-	-

Total	$358,984	$94,101	46,312	46,312	15,930	156,329

Off-Balance Sheet Financing Arrangements

As of June 30, 2005, we had no off-balance sheet financing arrangements.

Critical Accounting Policies

The Company has identified policies below as critical to its business operations and the understanding of its financial statements. The impact of these policies and associated risks are discussed throughout Management’s Discussion and Analysis and Plan of Operations where such policies affect its reported and expected financial results. A complete discussion of the Company’s accounting policies in included in Note A of the Notes to Consolidated Financial Statements.

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

Recent Accounting Pronouncements

The Company has considered recent accounting pronouncements and does not expect that such pronouncements will have a material impact on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

See Financial Statement listed in the accompanying index to the Financial Statements on Page F-1 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 5, 2004, the Company dismissed Sellers & Andersen, from it position as its independent accountants and engaged Madsen & Associates, CPAs, Inc., as the Company’s registered independent public accounting firm.

This change in accountants was reported in a Current Report on Form 8-K filed on February 10, 2004, as amended, and that Current Report is incorporated herein in its entirety by this reference.

ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLAINCE WTH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.

Name	Age	Positions Held	Director Since

John R. Rask	55	President	March 2003
		Director	August 1996

John M. Hickey	63	Secretary	March 2003
		Director	October 1996

Robert Gill	26	Director	March 2003

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

John R. Rask. Since the early 1980's Mr. Rask has been owner and operator of Ray’s Income Tax Service, a company which specialized in bookkeeping and the preparation of income tax returns. Mr. Rask is the President and a director of the Company. Mr. Rask is also an officer and director of Omega Ventures Group, Inc..

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

The Company intends to, but has not yet adopted a code of ethics for its principal executive, financial and accounting officers or controller or for person performing similar functions.

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

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, to the Company’s knowledge, it appears that John Hickey failed to file Form 4s reporting seven transactions during the year.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to its executive officers and directors during the past three fiscal years.

Summary Compensation Table

	Annual Compensation				Long Term		Compensation
					Awards		Payouts
Name & Principal				Other Annual	Restricted Stock	Options	LTIP Payout	All Other
Position	Year	Salary	Bonus	Compensation	Awards	/SARs #	($)	Compensation

John R. Rask	2005	$-0-	$-0-	$-0-	$-0-	--	$-0-	$-0-
President, Director	2004	-0-	-0-	-0-	-0-	--	-0-	-0-
	2003	-0-	-0-	-0-	-0-	--	-0-	-0-

John M. Hickey	2005	60,000	-0-	-0-	-0-	--	-0-	-0-
Secretary, Director	2004	60,000	-0-	-0-	-0-	--	-0-	-0-
	2003	60,000	-0-	-0-	-0-	--	-0-	-0-

Employment Agreements with Executive Officers

We have no formal employment agreements with any of our executive officers.

Compensation of Directors

We have no arrangements pursuant to which your directors are compensated for any services provided as a director, or for committee participation or special assignments.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set forth above that would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the company or its subsidiaries, or any change in control, or a change in the person's responsibilities following a changing in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The term "beneficial owner" refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to receive distributions from the company and proceeds from sales of the shares). Inasmuch as these rights or shares may be held by more than one person, each person who has a beneficial ownership interest in shares is deemed the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.

The following table sets forth as of October 17, 2005, the name and number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 92,625,212 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Robert Gill	2,367,655	2.6%
	1075 Groveland Road
	West Vancouver, B.C. V7S 1Z3

Common	John M. Hickey[1]	5,795,480	6.2%
	1601-1415 West Georgia Street
	Vancouver, B.C. V6G 3C8

Common	John R. Rask	907,825	0.9%
	1909 Monroe Ave.
	Butte, Montana 59701

Common	All Officers and Directors as a Group:	9,070,960	9.7%
	(3 persons)

1In addition to the 4,355,480 shares Mr. Hickey holds in his own name, he may also be deemed to be the beneficial owner of 1,440,000 common shares held of record by Manhattan Communications, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year the Company made no interest, demand loans to Omega Ventures Group, Inc., of $148,004. Omega Ventures Group, Inc., is related through common management. The total outstanding balance of demand loans made by the Company totaled $156,072 at June 30, 2005. As of the date of this annual report, the Company has not demanded repayment of these loans.

During the year, the Company issued 1,855,480 restricted common shares to John Hickey, for services and reimbursement of Company expenses paid by John Hickey on behalf of the Company. The shares were valued at the current market price at the time the shares were issued.

In December 2004, the Company issued John Hickey a bonus of 700,000 restricted common shares bonus in recognition of the contributions he has made to the Company over the past ten years.

On June 30, 2005, the Company had accrued accounts payable to related parties, including officers and directors in the amount of $147,074.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K.

None.

(b) Exhibits. The following exhibits are included as part of this report:

Exhibit 21.1	List of Subsidiaries

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACOUNTANT FEES AND SERVICES

Madsen & Associates, CPA’s Inc., served as our independent registered public accounting firm for the years ended June 30, 2005 and 2004, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Madsen & Associates for the years ended June 30, 2005 and 2004, are summarized as follows:

	2005	2004

Audit	$15,250	$14,675
Audit related	-	-
Tax	$300	$450
All other	-	-

Total	$15,550	$15,125

Audit Fees. Audit fees were for professional services rendered in connection with the Company’s annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Board of Directors Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Board of Directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by the Company’s independent accountants. The Board of Directors has the authority to grant pre-approvals of non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

APEX RESOURCES GROUP, INC.

Date: November 4, 2005	By:	/s/ John R. Rask
John R. Rask, President and Director Officer

Date: November 4, 2005	By:	/s/ John Hickey
John Hickey, Secretary and Director Officer

Date: November 4, 2005	By:	/s/ Robert Gill
Robert Gill, Director Officer

APEX RESOURCES GROUP, INC.
(A Development Stage Entity)

FINANCIAL STATEMENTS
For the year ended June 30, 2005

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS FOR THE YEAR ENDED JUNE 30, 2005
Balance Sheets	F-2
Statement of Operations	F-3
Statement of Stockholders’ Equity	F-4
Statement of Cash Flows	F-6
Notes to Financial Statements	F-8

Board of Directors
Apex Resources Group, Inc.
Vancouver, B.C., Canada

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Apex Resources Group, Inc.( a Development Stage Company) as of June 30, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended June 30, 2005 and 2004 and for the period January 27, 1984 (date of inception) to June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material aspects, the financial position of Apex Resources Group, Inc. as of June 30, 2005 and the results of its operations and cash flows for the years ended June 30, 2005 and 2004 and for the period January 27, 1984 (date of inception) to June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.
October 15, 2005
Salt Lake City, Utah

APEX RESOURCES GROUP, INC.
(Development Stage Company)
BALANCE SHEETS
June 30, 2005

ASSETS

CURRENT ASSETS
Cash	$18,507
Total Current Assets	$18,507

PROPERTY AND EQUIPMENT - net of accumulated depreciation	191,005

OTHER ASSETS
Accounts receivable - affiliates	156,072
Oil leases	67,913
Land	83,600
Available-for-sale securities	2,428
Land - Canada	222,234
$532,247

$741,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable - land	$214,118
Accounts payable	36,766
Accounts payable - related parties	323,604
Total Current Liabilities	574,488

STOCKHOLDERS' EQUITY
Common stock
400,000,000 shares authorized, at $.001 par value;
92,625,212 issued and outstanding	92,625
Capital in excess of par value	10,983,235
Less stock subscriptions receivable	(2,427,000)
Deficit accumulated during the development stage	(8,481,589)
Total Stockholders' Equity	167,271

$741,759

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS -
For the Years Ended June 30, 2005 and 2004 and the
Period January 27, 1984 (date of inception) to June 30, 2005

	June	June	Jan 27, 1984 to
	2005	2004	June 30, 2005
REVENUES
Other non operating income	$12,247	$26,664	$362,944

EXPENSES
Exploration, development and administrative - Note 9	731,631	750,885	10,025,625

Depreciation	24,000	24,059	148,102

	755,753	774,944	10,173,849

NET LOSS - before other Income	(743,506)	(748,280)	(9,810,905)

Gain on sale of assets	4,561	-	1,329,316

NET LOSS	$(738,945)	$(748,280)	$(8,481,589)

LOSS PER COMMON SHARE

Basic and diluted	$(0.01)	$(0.02)

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	68,186	42,947

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period January 27, 1984 (Date of Inception) to June 30, 2005

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance January 27, 1984 (Date of Inception)	-	$-	$-	$-
Issuance of common stock from inception to June 30, 1998	1,610,838	1,611	2,120,660
Net losses from operations for the six years ended June 30, 1989	-	-	-	(38,910)
Capital contribution - expenses	-	-	752	-
Net losses from operations for the six years ended June 30, 1998	-	-	-	(1,641,468)
Issuance of common stock for the year ended June 30, 1999	1,943,798	1,944	1,344,079	-
Net loss from operations for the year ended June 30, 1999	-	-	-	(1,607,517)
Issuance of common stock for the year ended June 30, 2000	3,318,058	3,318	2,948,196	-
Net loss from operations for the year ended June 30, 2000	-	-	-	(1,029,239)
Issuance of common stock for the year ended June 30, 2001	1,034,500	1,034	778,467	-
Net loss from operations for the year ended June 30, 2001	-	-	-	(807,576)
Issuance of common stock for services & expenses - August 31, 2001	105,000	105	62,894	-
Net loss from operations for the year ended June 30, 2002	-	-	-	(1,216,953)
Issuance of common stock for services at $.001 - April 14, 2003	6,380,000	6,380	-	-
Issuance of common stock for cash at $.001 - April & June 2003	15,650,000	15,650	-	-
Issuance of common stock for services at $.01 - June 3, 2003	2,500,000	2,500	22,500	-
Issuance of common stock for services at $.05 - June 30, 2003	1,680,000	1,680	82,320	-
Net loss from operations for the year ended June 30, 2003	-	-	-	(652,701)
Issuance of common stock for purchase of land at $.03 - Nov 17, 2003	300,000	300	8,700	-
Issuance of common stock for payment of debt at $.03 - Nov 25, 2003	7,095,666	7,095	205,774	-

Issuance of common stock for cash at $.02 - Nov 6, 2003	2,500,000	2,500	47,500	-
Issuance of common stock for cash at $.15 to $.04 - Jan & Feb 2004	2,501,820	2,502	49,657	-
Issuance of common stock for cash at $.05 - March 2004	367,665	368	18,014	-
Issuance of common stock for services at $.001 - April 2004	500,000	500	-	-
Issuance of common stock for payment of debt at $.03 - June 2004	2,376,234	2,377	68,910	-
Issuance of common stock for services and expenses	$.03 - Nov 2003 & Jun 2004	8,400,000	8,400	243,600
Net loss from operations for the year ended June 30, 2004	-	-	-	(748,280)

Balance June 30, 2004 - audited	58,263,569	58,264	8,002,023	(7,742,644)
Issuance of common stock for expenses at $.02 - Sept 2, 2004	1,717,785	1,718	30,137	-
Issuance of common stock for payment of debt at $.02 - Sept 2, 2004	311,500	311	7,789	-
Issuance of common stock for expenses and services at $.02 - Sept 24, 2004	2,800,000	2,800	81,200	-
Issuance of common stock for cash and note receivable at $.02 - Sept 27, 2004	5,000,000	5,000	95,000	-
Issuance of common stock for land at $.016 to .02 - Sept 29, 2004	1,100,000	1,100	16,900	-
Issuance of common stock for stock subscriptions receivable at $.05 to $.20 November & December 2004	18,000,000	18,000	2,432,000	-
Issuance of common stock for expenses at $.05 - December 21, 2004	4,392,358	4,392	215,226	-
Issuance of common stock for cash at $.10 - December 2, 2004	100,000	100	9,900	-
Issuance of common stock for payment of debt at $.10 - May 11, 2005	840,000	840	83,160	-
Issuance of common stock for expenses at $.10 - June 15, 2005	100,000	100	9,900	-
Net loss from operations for the year ended June 30, 2005	-	-	-	$(738,945)

Balance June 30, 2005 -	92,625,212	$92,625	$10,983,235	$(8,481,589)

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS -
For the Years Ended June 30, 2005 and 2004 and the
Period January 27, 1984 (Date of Inception) to June 30, 2005

	June	June,	January 27, 1984
	2005	2004	to June 2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(738,945)	$(748,280)	$(8,481,589)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss of mineral properties	-	131,657	-
Depreciation	24,000	24,059	124,386
Common capital stock issued for services & expenses	345,473	270,882	5,322,093
Gain on sale of assets	-	-	-
(Increase) decrease in accounts receivable	(7,140)	(56,370)	(156,072)
Increase (decrease) in liabilities	468,879	279,792	947,128
Net Cash used by Operations	92,267	(98,260)	(2,244,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	- 200	-	(2,428)
Purchase of property & equipment	(221,701)	(74,600)	(616,225)
Purchase of oil & gas leases and mining claims	-	-	(67,913)
Net proceeds from sale of assets	-	-	-
	(221,501)	(74,600)	(6856,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - land	-	71,183	-

Net proceeds from issuance of capital stock	-133,000	102,159	2,949,127
	133,000	173,342	2,949,127

Net increase (decrease) in cash	3,766	482	18,507
Cash at beginning of year	14,741	14,259	-

Cash at end of year	$18,507	$14,741	$18,507

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS (Continued)
For the Period January 27, 1984 (Date of Inception) to June 30, 2005

SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Issuance of 1,154,073 common shares for assets, services and expenses -
from inception to June 30, 1998	$1,500,765

Issuance of 1,549,875 common shares for assets, services and expenses -
for the year ended June 30, 1999	1,157,000

Issuance of 1,242,781 common shares for assets, services and expenses -
for the year ended June 30, 2000	1,240,093

Issuance of 784,500 common shares for services and expenses -
for the year ended June 30, 2001	629,500

Issuance of 105,000 common shares for services and expenses -
for the year ended June 30, 2002	62,999

Issuance of 10,560,000 common shares for services and expenses -
for the year ended June 30, 2003	115,380

Issuance of 9,267,655 common shares for services and expenses -
for the year ended June 30, 2004	270,882

Issuance of 9,010,143 common shares for assets, services and expenses
for the year ended June 30, 2005	345,473

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005

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

Property and Equipment

The Company’s property and equipment consists of the following:

Office equipment	145,880
Residential rentals	164,511
Less accumulated depreciation	(119,386)
191,005

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
June 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At June 30, 2005, the Company had a net operating loss available for carry forward of $8,470,402 . The tax benefit of approximately $2,541,121 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2005 through 2025.

Revenue Recognition

Revenue is recognized on the sale and transfer of properties or services and the receipt other sources of income.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2005

4. PURCHASE OF LAND

The Company is obligated under installment sales contracts for the purchase of land. The contracts have balances of $214,118 at June 30, 2005, including accrued interest, on which $126,105 was due December 31, 2004 (unpaid) and the balance of $88,013 due over 25 years in monthly payments, including interest of 11%. The payments due are in arrears.

5. ISSUANCE OF COMMON CAPITAL STOCK

During the year ended June 30, 2005 the Company issued 5,000,000 restricted common shares for cash and note receivable for $100,000. Also, during the year ended June 30, 2005, the Company issued 9,010,143 restricted common shares for services for $345,473, 1,151,500 restricted common shares for payment of debt for $92,100, 1,100,000 restricted common shares for land of $18,000, 18,000,000 restricted common shares for subscriptions receivable for $2,450,000 and 100,000 common shares for cash in the amount of $10,000..

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and a consultant have acquired 21% of the outstanding common stock of the Company and have received the restricted common capital stock issued to them as outlined in note 5.

On June 30, 2005 the Company owed certain shareholders, directors and officers the sum of $323,604.

The Company has made no interest, demand loans to affiliates of $156,072. The affiliations resulted through common officers between the company and its affiliates, and the Company owns 13% of the outstanding stock of one of the affiliates.

7. GOING CONCERN

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

APEX RESOURCES GROUP, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2005

8. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses shown in the statement of operations under exploration, development, and administrative.

	June, 2005	June, 2004

Travel	$55,075	$37,345
Office expenses	93,066	104,139
Telephone	29,465	17,930
Professional	36,163	33,431
Consultants	320,054	328,936
Promotional	18,678	10,801
Rent	72,421	28,529
Exploration and development - oil and gas	69,003	77,180
Other	37,706	12,594

	$731,631	$750,885