Form 10QSB
period 2005-09-30
APEX RESOURCES GROUP INC
filed 2005-11-23
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to__________________

Commission File number________________0-11695_________________

APEX RESOURCES GROUP, INC.
(Exact name of registrant as specified in charter)

UTAH	87-0403828
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

136 East South Temple, Suite 1600, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

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

Common stock, par value $.001; 91,625,212 shares outstanding as of November 21, 2005.

PART I - FINANCIAL INFORMATION

This filing contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,”“will,”“expect,”“believe,” anticipate,”“estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company’s industry, including competition from much larger competitors; technological advances which could render the Company’s products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers’ product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Apex Resources Group, Inc., (development stage company) at September 30, 2005 and June 30, 2005, the statement of operations for the three months ended September 30, 2005 and 2004 and the period January 27, 1984 (date of inception) to September 30, 2005 and cash flows for the three months ended September 30, 2005 and 2004 and the period January 27, 1984 (date of inception) to September 30, 2005 and the statement of stockholders’ equity for the period from January 27, 1984 to September 30, 2005, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
BALANCE SHEETS
(unaudited)
September 30, 2005 and June 30, 2005

ASSETS
	Sept 30,	June 30,
	2005	2005
CURRENT ASSETS
Cash	$24,034	$18,507
Total Current Assets	$24,034	$18,507

PROPERTY AND EQUIPMENT - net of accumulated
Depreciation	185,005	191,005

OTHER ASSETS
Accounts receivable - affiliates	156,072	156,072
Oil leases	67,913	67,913
Land	83,600	83,600
Available-for-sale securities	2,428	2,428
Land - Canada	222,234	222,234
	$532,247	$532,247

	$741,286	$741,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable - land	$219,773	$214,118
Accounts payable	31.048	36,766
Accounts payable - related parties	445,194	323,604
Total Current Liabilities	696,015	574,488

STOCKHOLDERS' EQUITY
Common stock 400,000,000 shares authorized, at $.001 par value; 92,625,212 issued and outstanding	92,625	92,625
Capital in excess of par value	10,983,235	10,983,235
Less stock subscriptions receivable	(2,427,000)	(2,427,000)
Deficit accumulated during the development stage	(8,603,589)	(8,481,589)
Total Stockholders' Equity	45,271	167,271

	$741,286	$741,759

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS -
For the Three Months Ended September 30, 2005 and 2004 and the
Period January 27, 1984 (date of inception) to September, 2005

	September 30, 2005	September 30, 2004	Jan 27, 1984 to September 30, 2005

REVENUES
Other non operating income	$2,497	$9,947	$362,944

EXPENSES
Exploration, development and administrative - Note 9	118,497	170,510	10,025,625
Depreciation	6,000	6,000	148,102

	124,497	176,510	10,173,849

NET LOSS - before other Income	(122,000)	(166,563)	(9,810,905)

Gain on sale of assets		-	1,329,316

NET LOSS	$(122,000)	$(166,563)	$(8,481,589)

LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	92,625	59,980

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period January 27, 1984 (Date of Inception) to September 30, 2005

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance January 27, 1984
(Date of Inception)	-	$-	$-	$-
Issuance of common stock from inception to June 30, 1998	1,610,838	1,611	2,120,660
Net losses from operations for the six years ended June 30, 1989	-	-	-	(38,910)
Capital contribution - expenses	-	-	752	-
Net losses from operations for the six years ended June 30, 1998	-	-	-	(1,641,468)
Issuance of common stock for the year ended June 30, 1999	1,943,798	1,944	1,344,079	-
Net loss from operations for the year ended June 30, 1999	-	-	-	(1,607,517)
Issuance of common stock for the year ended June 30, 2000	3,318,058	3,318	2,948,196	-
Net loss from operations for the year ended June 30, 2000	-	-	-	(1,029,239)
Issuance of common stock for the year ended June 30, 2001	1,034,500	1,034	778,467	-
Net loss from operations for the year ended June 30, 2001	-	-	-	(807,576)
Issuance of common stock for services & expenses - August 31, 2001	105,000	105	62,894	-
Net loss from operations for the year ended June 30, 2002	-	-	-	(1,216,953)
Issuance of common stock for services at $.001 - April 14, 2003	6,380,000	6,380	-	-
Issuance of common stock for cash at $.001 - April & June 2003	15,650,000	15,650	-	-
Issuance of common stock for services at $.01 - June 3, 2003	2,500,000	2,500	22,500	-
Issuance of common stock for services at $.05 - June 30, 2003	1,680,000	1,680	82,320	-
Net loss from operations for the year ended June 30, 2003	-	-	-	(652,701)
Issuance of common stock for purchase of land at $.03 - Nov 17, 2003	300,000	300	8,700	-
Issuance of common stock for payment of debt at $.03 - Nov 25, 2003	7,095,666	7,095	205,774	-
Issuance of common stock for cash at $.02 - Nov 6, 2003	2,500,000	2,500	47,500	-

Issuance of common stock for cash at $.15 to $.04 - Jan & Feb 2004	2,501,820	2,502	49,657	-

Issuance of common stock for cash at $.05 - March 2004	367,665	368	18,014	-
Issuance of common stock for services at $.001 - April 2004	500,000	500	-	-
Issuance of common stock for payment of debt at $.03 - June 2004	2,376,234	2,377	68,910	-
Issuance of common stock for services and expenses$.03 - Nov 2003 & Jun 2004	8,400,000	8,400	243,600	-
Net loss from operations for the year ended June 30, 2004	-	-	-	(748,280)
Balance June 30, 2004 - audited	58,263,569	58,264	8,002,023	(7,742,644)
Issuance of common stock for expenses at $.02 - Sept 2, 2004	1,717,785	1,718	30,137	-
Issuance of common stock for payment of debt at $.02 - Sept 2, 2004	311,500	311	7,789	-
Issuance of common stock for expenses and services at $.02 - Sept 24, 2004	2,800,000	2,800	81,200	-
Issuance of common stock for cash and note receivable at $.02 - Sept 27, 2004	5,000,000	5,000	95,000	-
Issuance of common stock for land at $.016 to .02 - Sept 29, 2004	1,100,000	1,100	16,900	-
Issuance of common stock for stock subscriptions receivable at $.05 to $.20
November & December 2004	18,000,000	18,000	2,432,000	-
Issuance of common stock for expenses at $.05 - December 21, 2004	4,392,358	4,392	215,226	-
Issuance of common stock for cash at $.10 - December 2, 2004	100,000	100	9,900	-
Issuance of common stock for payment of debt at $.10 - May 11, 2005	840,000	840	83,160	-
Issuance of common stock for expenses at $.10 - June 15, 2005	100,000	100	9,900	-
Net loss from operations for the year ended June 30, 2005	-	-	-	$(738,945)

Balance June 30, 2005 -	92,625,212	$92,625	$10,983,235	$(8,481,589)

Net loss from operations for the three months ended Sept 30,2005	-	-	$(122,000)	-

Balance September 30, 2005 -	92,625,212	$92,625	$10,861,235	$(8,481,589)

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS -
For the Three Months Ended September 30, 2005 and 2004 and the
Period January 27, 1984 (Date of Inception) to September 30, 2005

	September 30,	September 30,	January 27, 1984 to September 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(122,000)	$(166,563)	$(8,603,589)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss of mineral properties	-	-	-
Depreciation	6,000	6,000	130,386
Common capital stock issued for services & expenses	-	115,854	5,322,093
Gain on sale of assets	-	-	-
(Increase) decrease in accounts receivable	-	-	(156,072)
Increase (decrease) in liabilities	121,527	62,705	1,068,655
Net Cash used by Operations	5,527	17,996	(2,238,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit	-	(4,000)	-
Purchase of investments	-	200	(2,428)
Purchase of property & equipment	-	(64,000)	(616,225)
Purchase of oil & gas leases and mining claims	-	-	(67,913)
Net proceeds from sale of assets	-	-	-
	-	(67,800)	(686,566)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - land	-	-	-

Net proceeds from issuance of capital stock	-	75,000	2,949,127
	-	75,000	2,949,127

Net increase (decrease) in cash	5,527	25,196	24,034
Cash at beginning of year	18,507	14,741	-

Cash at end of period	$24,034	$39,937	$24,034

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS (Continued)
For the Period January 27, 1984 (Date of Inception) to September 30, 2005

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005

1. ORGANIZATION AND BASIS OF PRESENTATION

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

The interim financial statements of Apex Resources Group, Inc. for the three months ended September 30, 2005 and 2004 are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2005 and the results of operations and cash flows for the three months ended September 30, 2005 and 2004.

The results of operations for the three months ended September 30, 2005 and 2004 are not necessarily indicative of the results for a full year period.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

The Company’s property and equipment consists of the following:

Office equipment	150,880
Residential rentals	164,511
Less accumulated depreciation	(130,386)
185,005
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
September 30, 2005

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

At June 30, 2005, the Company had a net operating loss available for carry forward of $8,470,402. The tax benefit of approximately $2,541,121 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash and account receivables. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality. Accounts receivable are unsecured; however management considers them to be currently collectable.

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

4. PURCHASE OF LAND

The Company is obligated under installment sales contracts for the purchase of land. The contracts have balances of $219,773 at September 30, 2005, including accrued interest, on which $126,105 was due December 31, 2004 (unpaid) and the balance of $88,013 due over 25 years in monthly payments, including interest of 11%. The payments due are in arrears.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2005

5. ISSUANCE OF COMMON CAPITAL STOCK

During the year ended June 30, 2005 the Company issued 5,000,000 restricted common shares for cash and note receivable for $100,000. Also, during the year ended June 30,, 2005, the Company issued 9,010,143 restricted common shares for services for $345,473, 1,151,500 restricted common shares for payment of debt for $92,100, 1,100,000 restricted common shares for land of $18,000, 18,000,000 restricted common shares for subscriptions receivable for $2,450,000 and 100,000 common shares for cash in the amount of $10,000.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and a consultant have acquired 21% of the outstanding common stock of the Company and have received the restricted common capital stock issued to them as outlined in note 5.

On September 30, 2005 the Company owed certain shareholders, directors and officers the sum of $445,194.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2005

8. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses shown in the statement of operations under exploration, development, and administrative.
	September 30, 2005	September 30, 2004

Travel	$17,176	$3 ,467
Office expenses	7,950	26,427
Professional	11,020	760
Consultants	69,782	77,147
Promotional	-	4,010
Rent	6,343	13,100
Exploration and development - oil and gas	-	38,100
Other	6,226	7,499

	$118,497	$170,510

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

For a complete understanding, this Managements’ Discussion and Analysis should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB and the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2005.

General

The Company is in the development stage and engaged in the acquisition of interests in gas and oil properties and the acquisition of interests in real estate. The Company has not been engaged in the production of any gas and oil. For a detailed description of the oil and gas and real estate holding of the Company, please see the Annual Report of the Company filed on Form 10-KSB for the year ended June 30, 2005, and the subsequent Quarterly Reports filed by the Company on Form 10-QSB. Following is a brief description of relevant events that occurred during the quarter ended September 30, 2005.

Recent Developments

 Oil and Gas Interests

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

Woodland Valley Ranch and Elk Valley Ranch, Arizona

The Company owns 37 acres of undeveloped land in Woodland Valley Ranch, located in Apache County in northern Arizona. These parcels are located about 12 miles northeast of St. Johns, Arizona. The Woodland Valley Ranch is comprised of over 32,000 acres of virgin wilderness with elevations ranging from 5,900 feet to 6,800 feet above sea level. The Woodland Valley Ranch borders over 30,000 acres of Arizona State Trust lands. The Company is required to make monthly payments of $255 through December 2019. As of the date of this report, the current principal balance is approximately $46,008.

The Company owns two undeveloped lots, totaling 73 acres of real property, in Elk Valley Ranch. Elk Valley Ranch is near the Woodland Valley Ranch and is about 15 miles east of St. Johns, Arizona. The Company purchased the lots for $98,715, including a down payment of $5,020 and monthly payments of $521 for 180 months. As of the date of this annual report, the current principal balance is approximately $93,695.

The Company is in arrears on its monthly payments on these properties, with back payments totaling $2,300. The Company is working with the contract holder to resolve the default. The Company acquired these parcels for investment purposes and has no present intent to develop or improve this property. As undeveloped land, the Company does not believe there is a need to insure the property at this time.

Cowichan Lake, Victoria, B.C.

In January 2005, the Company paid approximately $39,000 toward the purchase price for Lot 4 on Upper Point Ideal Road in the Cowichan Lake District in Victoria B.C. In March 2005, the Company paid approximately $42,000 toward the purchase price of Lot 2. Part of the payment covered various fees and taxes, the remainder was applied to reduce the balance of the purchase price. In September 2005, the Company sold Lot 4 for $177,426. The Company used the proceeds from the sale of that property to retire the $87,500 mortgage on Lot 4 and the $78,000 mortgage on Lot 2. The Company is currently attempting to sell Lot 2. The Company acquired these properties for investment purposes and has no present intent to develop or improve these parcels.

The Company also owns approximately 5,254,365 or 5.7% of the outstanding common shares of Omega Ventures Group, Inc., a corporation whose common stock is traded on the Over-the-Counter Bulletin Board, stock symbol “OMGV.”

Liquidity and Capital Resources

The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. During the three months ended September 30, 2005, the Company financed its operations primarily through loans from related parties. During the quarter ended December 31, 2004, the Company received subscriptions to purchase 18,000,000 shares of its common stock in private placement transactions for cash totaling $2,450,000. As of September 30, 2005, the Company has received $23,000. The Company’s balance sheet reflects the remaining balance as stock subscriptions receivable. During the quarter ended December 31, 2004, the Company caused its transfer agent to issue the 18,000,000 shares. These shares, however, are being held in escrow and will only be delivered out as funds are received by the Company. During the quarter ended September 30, 2005, the Company did not issue any shares for services or in satisfaction of expenses, as a result, accounts payable to related parties increased to $445,194 compared to $323,604 at June 30, 2005.

On September 30, 2005, the Company had cash on hand of $24,034.

The Company has plans to further develop its oil and gas properties, which will require substantial additional working capital which the Company does not currently have. Moreover, the Company does not anticipate significant revenue from its operating activities in the upcoming quarter.

Results of Operations

Comparison of the three months ended September 30, 2005 and 2004

The Company sustained a net loss of $122,000 in the quarter ended September 30, 2005 compared to a loss of $166,563 for the quarter ended September 30, 2004. This decrease in loss was primarily the result of the Company not engaging in any exploration and development activities during the three months ended September 30, 2005, compared to the same period of 2004, as a result of the Company having limited available funds. The Company incurred the following expenses:

	March 31, 2005	March 31, 2004

Travel	$17,176	$3 ,467
Office expenses	7,950 26,427
Professional	11,020	760
Consultants	69,782	77,147
Promotional	-	4,010
Rent	6,343	13,100
Exploration and development - oil and gas -	38,100
Other	6,226	7,499

Total	$118,497	$170,510

Travel expenses increased $13,709 or 395% to $17,176 during the three months ended September 30, 2005 compared to September 30, 2004. This increase is primarily the result of increased travel in connection with increased management and investor relation travel during the three months ended September 30, 2005 compared to the same period of 2004. The Company anticipates travel expenses will decrease and return to rates more consistent with those experienced in previous quarters.

Office expenses decreased $18,477 or 70% to $7,950 during the three months ended September 30, 2005 compared to the same period 2004. This decrease is primarily the result of reducing the activities at its Salt Lake City office and other efforts to reduce office expenses in connection with the limited funds available to the Company.

Professional fees increased from $760 during the three months ended September 30, 2004 to $11,020 during the three months ended September 30, 2005. This increase is largely attributable to increases in accounting expenses. The Company expects professional expenses to continue at rates consistent with those experienced during the first quarter 2005.

Consultants fees decreased $7,365 or 10% to $69,782 during the three months ended September 30, 2005 compared to three month period ended September 30, 2004. The Company has no employees, rather management retains consultants to provide the services the Company needs. Again, as a result of efforts to reduce expenses, the Company retained fewer consultants during the three months ended September 30, 2005 compared to the same three month period of 2004. The Company expects consultants fees to remain at about the same level in upcoming quarters unless the Company is able to obtain significant additional funding.

The Company incurred no promotional expenses during the quarter ended September 30, 2005, compared to $4,010 during the three months ended September 30, 2004. This decrease in promotional expenses, as with other decreases in expenses is attributable to our efforts to reduce expenses as much as possible. The Company will continue to try to limit promotional expenses until such time as need and funding justify increasing promotional efforts.

Rent expenses decreased $6,757 or 52% during the three months ended September 30, 2005 compared to 2004.

During the three months ended September 30, 2005, the Company incurred no expenses for exploration and development, compared to $38,100 during the three months ended September 30, 2004. This decrease is partially attributable to the Company having limited funds and partially the result of timing issues. The Company anticipates exploration and development expenses in the future will increase and return to higher levels in the upcoming fiscal quarters.

Other expenses decreased to $6,226 for the three months ended September 30, 2005 compared to $7,499 for the three months ended September 30, 2004. This decrease is primarily due to the decreased operating activities of the Company during the 2005 quarter compared to the 2004 quarter resulting from the limited funds available to the Company. The Company anticipates other expenses to continue at level consistent with the three month ended September 30, 2005.

The Company generated no operating income during the three months ended September 30, 2005 or 2004. Non-operating income during the three months ended September 30, 2005, was $2,497 compared to $9,947 during the three months ended September 30, 2004.

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

ITEM 6. EXHIBITS

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

APEX RESOURCES GROUP, INC.

Date: November 30, 2005	By:	/s/ John R. Rask
John R. Rask, President and Director

Date: November 30, 2005	By:	/s/ John M. Hickey
John M. Hickey, Secretary and Director