Form 10QSB
period 2005-12-31
APEX RESOURCES GROUP INC
filed 2006-03-17
CIK 742248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [x] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 92,625,212 shares outstanding as of March 15, 2006.

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets
	December 31, 2005	4

	Statement of Operations
	Three Month and Six Months Ended December 31, 2005 and 2004 and the Period January 27, 1984 to December 31, 2005	5

	Statement of Cash Flows
	Six Months Ended December 31, 2005 and 2004 and the Period January 27, 1984 to December 31, 2005	6

	Notes to Financial Statements	8

ITEM 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Controls and Procedures	19

PART II

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	19

	Signatures	20

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

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Apex Resources Group, Inc., (development stage company) at December 31, 2005 the statement of operations for the three and six months ended December 31, 2005 and 2004 and the period January 27, 1984 (date of inception) to December 31, 2005 and cash flows for the six months ended December 31, 2005 and 2004 and the period January 27, 1984 (date of inception) to December 31, 2005 and the statement of stockholders’ equity for the period from January 27, 1984 to September 30, 2005, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2005, are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31, 2005
CURRENT ASSETS
Cash	22,685
Total Current Assets	22,685

PROPERTY AND EQUIPMENT - net of accumulated
Depreciation	179,005

OTHER ASSETS
Accounts receivable - affiliates	156,341
Oil leases	67,913
Available for sale securities	2,428
Land - Canada	89,845
316,527

Total Assets	518,217

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	138,354
Accounts payable - related parties	397,893
Total Current Liabilities	536,247

STOCKHOLDERS' EQUITY
Common stock
400,000,000 shares authorized, at $.001 par value; 92,625,212 issued and outstanding	92,625
Capital in excess of par value	10,983,235
Less stock subscriptions receivable	(2,427,000)
Deficit accumulated during the development stage	(8,666,890)
Total Stockholders' Equity	(18,030)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	518,217

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	3 months ended December 31,		6 months ended December 31,		Jan. 27, 1984 (date of inception of development stage)
	2005	2004	2005	2004	to Dec. 31, 2005

REVENUES
Other non-operating income	$1,287	$1,120	$3,784	$11,067	$366,728

EXPENSES
Exploration, development and administrative	41,175	321,142	195,374	491,652	10,064,506
Depreciation	6,000	6,000	12,000	12,000	154,102

Total operating expenses	47,175	327,142	207,374	503,652	10,218,608

NET (LOSS) - before other income (expense)	(45,888)	(326,022)	(203,590)	(492,585)	(9,851,880)

Gain on sale of assets	-	-	40,993	-	1,329,316
Interest expense	(2,697)	-	(20,525)	-	(2,697)
Loss on land reposession	-	-	(1,744)	-	-

NET (LOSS)	(48,585)	(326,022)	(184,866)	(492,585)	(8,525,261)

Basic net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	92,625,000	72,727,000	92,625,000	69,721,000

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	6 months ended December 31,		Jan. 27, 1984 (date of inception of development stage)
	2005	2004	to Dec. 31, 2005

Cash flows from operating activities:
Net (loss)	$(184,866)	$(492,585)	$(8,651,936)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	12,000	12,000	136,386
Common stock issued for services	-	335,473	5,322,093
(Increase) decrease in accounts receivable	(269)	(1,794)	(156,341)
(Increase) decrease in other assets	-		-
Increase (decrease) in liabilities	(38,676)	240,726	895,060
Net cash used in operating activities	$(211,811)	$93,820	$(2,454,738)

Cash flows from investing activities:
Deposit	$-	$(4,000)	$-
Purchase of investments	-	200	(2,428)
Purchase of oil & gas leases & mining claims	-	-	(67,913)
Purchase of property and equipment	215,989	(175,162)	(400,505)
Net cash provided by investing activities	215,989	(178,962)	$(470,846)

Cash flows from financing activities:
Net proceeds from issuance of common stock	$-	$123,000	$2,948,269
Net cash provided by financing activities	$-	$123,000	$2,948,269

Net increase (decrease) in cash and cash equivalents	4,178	37,858	22,685
Cash and cash equivalents, beginning of period	18,507	14,741	-

Cash and cash equivalents, end of period	$22,685	$52,599	$22,685

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Common stock issued for service	$-	$-	$-
Common stock issued for anticipated acquisition	$-	$-	$-

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
December 31, 2005

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

The interim financial statements of Apex Resources Group, Inc. for the three and six months ended December 31, 2005 and 2004 are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2005, results of operations for the three and six months ended December 31, 2005 and 2004, results of operations from inception to December 31, 2005, cash flows for the three and six months ended December 31, 2005 and 2004, and cash flows from inception to December 31, 2005.

The results of operations for the three months ended December 31, 2005 and 2004 are not necessarily indicative of the results for a full year period.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

The Company’s property and equipment consists of the following:

Office equipment	150,880
Residential rentals	164,511
Less accumulated depreciation	(136,386)
179,005

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

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time. Related gains/losses are immaterial to the financial statement presentation as of December 31, 2005 and 2004. US dollars are considered to be the functional currency.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

At December 31, 2005, the Company had a net operating loss available for carry forward of $8,525,261. The tax benefit of approximately $2,550,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

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
December 31, 2005

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and a consultant have acquired 21% of the outstanding common stock of the Company and have received the restricted common capital stock issued to them.

On December 31, 2005 the Company owed certain shareholders, directors and officers the sum of $397,893.

The Company has made no interest, demand loans to affiliates of $156,341. The affiliations resulted through common officers between the company and its affiliates, and the Company owns 13% of the outstanding stock of one of the affiliates.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

5. GOING CONCERN

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

The other partners in the project are coordinated by Imperial Oil Resources. It was recently announced that a consortium of oil and gas companies have filed an application to build a natural gas pipeline that could be used to transport gas from the Beaufort Sea region. No current plans have been formulated to perform further work in the immediate Beaufort area and it is anticipated this area will not be developed until a pipeline is built.

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

Henry Dome Prospect, Texas

The Company owns 2.5 participation units in the Henry Dome Prospect in McMullen County, Texas, for $12,500. These units give the Company a 1.875% working interest in JB Henry Dome #1 well. Recent flow testing of the well demonstrated flow of 450,000 cubic feet of gas per day. Following initial testing, acid washing of the well was performed to attempt to increase flow rates. Additional testing is ongoing as the operator has encountered many problems with this well. The estimated life expectancy of this well is at least six years.

Real Estate Interests

Abbecombec Ocean Village Resort

The Company owns two vacation homes in the Abbecombec Ocean Village Resort located on the shore of Clam Bay, which is 40 miles east of Halifax, Nova Scotia. The Company currently rents the dwellings on a month-to-month basis for $500 per month. The income generated by these properties is subject to a number of factors, including the time of year, occupancy rates among similar properties in the area and economic conditions in general. These properties are not subject to any mortgage or other obligation. The Company is currently trying to sell these properties. At this time the Company has no plans for renovate or otherwise improve the properties. The Company believes these properties are adequately insured.

Woodland Valley Ranch and Elk Valley Ranch, Arizona

During the quarter the Company learned that the mortgage holder on the 37 acres of undeveloped land owned by the Company in Woodland Valley Ranch, located in Apache County in northern Arizona and the two undeveloped lots, totaling 73 acres of real property, in Elk Valley Ranch in northern Arizona owned by the Company foreclosed on the mortgages on these lots on September 30, 2005, as a result of the Company’s failure to make the monthly mortgage payments on these properties.

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

Liquidity and Capital Resources

The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. During the six months ended December 31, 2005, the Company financed its operations primarily through loans from related parties. During the quarter ended December 31, 2004, the Company received subscriptions to purchase 18,000,000 shares of its common stock in private placement transactions for cash totaling $2,450,000. As of December 31, 2005, the Company has received $23,000. The Company’s balance sheet reflects the remaining balance as stock subscriptions receivable. During the quarter ended December 31, 2004, the Company caused its transfer agent to issue the 18,000,000 shares. These shares, however, are being held in escrow and will only be delivered out as funds are received by the Company. During the quarter ended December 31, 2005, the Company did not issue any shares for services or in satisfaction of expenses, as a result, accounts payable to related parties increased to $397,893 compared to $323,604 at June 30, 2005.

On December 31, 2005, the Company had cash on hand of $22,685.

The Company has plans to further develop its oil and gas properties, which will require substantial additional working capital that the Company does not currently have. Moreover, the Company does not anticipate significant revenue from its operating activities in the upcoming quarter.

Results of Operations

Comparison of the three months ended December 31, 2005 and 2004

The Company sustained a net loss of $48,585 during the three months ended December 31, 2005 compared to a loss of $326,022 for the three months ended December 31, 2004. This decrease in loss was primarily the result of the Company not engaging in any exploration and development activities during the three months ended December 31, 2005, compared to the same period of 2004, as a result of the Company having limited available funds. The Company incurred the following expenses:

	Three months ended
	December 31, 2005	December 31, 2004

Travel	$929	$50,687
Office expenses	9,912	47,145
Professional	3,000	9,100
Consultants	2,677	159,328
Promotional	-	6,668
Rent	18,862	28,071
Exploration and development - oil and gas	-	17,314
Other	5,795	2,829

Total	$41,175	$321,142

Travel expenses decreased $49,758 or 98% to $929 during the three months ended December 31, 2005 compared to December 31, 2004. This decrease is primarily the result of reduced travel for promotion due to limited financial resources during the three months ended December 31, 2005 compared to the same period of 2004. The Company anticipates travel expenses will remain low until such time as the Company obtains additional funding.

Office expenses decreased $37,233 or 79% to $9,912 during the three months ended December 31, 2005 compared to the same period 2004. This decrease is primarily the result of significantly reduced activity at the Salt Lake City office and other efforts to reduce office expenses in connection with the limited funds available to the Company. The Company expects office expenses to remain at this lower level until such time as the Company obtains additional financing.

Professional fees decreased from $9,100 during the three months ended December 31, 2004 to $3,000 during the three months ended December 31, 2005. This decrease is largely attributable to the Company retaining fewer professionals to provides services as a result of the Company’s inability to pay for such services. The Company expects professional expenses to continue at rates consistent with those experienced during the second fiscal quarter 2006 until such time as the Company has additional funds available for use.

Consultants fees decreased $156,651 or 98% to $2,677 during the three months ended December 31, 2005 compared to three month period ended December 31, 2004. The Company has no employees, rather management retains consultants to provide the services the Company needs. Again, as a result of efforts to reduce expenses, the Company retained very few consultants during the three months ended December 31, 2005 compared to the same three month period of 2004. The Company expects consultants fees to remain at about the same level in upcoming quarters unless the Company is able to obtain additional funding.

The Company incurred no promotional expenses during the quarter ended December 31, 2005, compared to $6,668 during the three months ended December 31, 2004. This decrease in promotional expenses, as with other decreases in expenses is attributable to our efforts to reduce expenses as much as possible. The Company will continue to limit promotional expenses until such time as need and funding justify increasing promotional efforts.

Rent expenses decreased $9,383 or 33% during the three months ended December 31, 2005 compared to 2004. We anticipate rents will remain fairly consistent with those experienced during the three month ended December 31, 2005 until the office lease for the Company’s Salt Lake City office expires later this year.

During the three months ended December 31, 2005, the Company incurred no expenses for exploration and development, compared to $17,314 during the three months ended December 31, 2004. This decrease is partially attributable to the Company having limited funds and partially the result of timing issues. The Company anticipates exploration and development expenses in the future will increase and return to higher levels in the upcoming fiscal quarters if the Company is able to obtain additional funding.

Other expenses increased to $5,795 for the three months ended December 31, 2005 compared to $2,829 for the three months ended December 31, 2004. This increase is primarily the result of fluctuations in the foreign currency exchange rate. Other than fluctuations in foreign currency exchange rate, which we cannot predict, we anticipate all other expenses include in other expenses to remain consistent with those experienced during the second fiscal quarter.

The Company generated no operating income during the three months ended December 31, 2005 or 2004. Non-operating income during the three months ended December 31, 2005, was $1,287 compared to $1,120 during the three months ended December 31, 2004.

Comparison of the six months ended December 31, 2005 and 2004

The Company sustained a net loss of $184,866 during the six months ended December 31, 2005 compared to a loss of $492,585 for the six months ended December 31, 2004. This decrease in loss was primarily the result of the Company not engaging in any exploration and development activities during the six months ended December 31, 2005, compared to the same period of 2004, as a result of the Company having limited available funds. The Company incurred the following expenses:

	Six months ended
	December 31, 2005	December 31, 2004

Travel	$20,014	$54,154
Office expenses	18,024	73,572
Professional	18,529	9,860
Consultants	72,459	236,475
Promotional	-	10,678
Rent	37,551	41,171
Exploration and development - oil and gas	-	55,414
Other	28,797	10,328

Total	$195,374	$491,652

Travel expenses decreased $34,140 or 63% to $20,014 during the six months ended December 31, 2005 compared to December 31, 2004. This decrease is primarily the result of decreased travel for promotional purposes as a result of the limited financial resources of the Company. The Company anticipates travel expenses will continue to decrease until additional funding becomes available.

Office expenses decreased $55,548 or 75% to $18,023 during the six months ended December 31, 2005 compared to the same period 2004. This decrease is primarily the result of reducing the activities at its Salt Lake City office and other efforts to reduce office expenses in connection with the limited funds available to the Company.

Professional fees increased from $9,860 during the six months ended December 31, 2004 to $18,529 during the six months ended December 31, 2005. This increase is largely attributable to increases in accounting expenses. The Company intends to try and limit professional expenses in upcoming fiscal quarters because of its limited financial resources.

Consultants fees decreased $164,016 or 69% to $72,459 during the six months ended December 31, 2005 compared to six month period ended December 31, 2004. The Company has no employees, rather management retains consultants to provide the services the Company needs. Again, as a result of efforts to reduce expenses, the Company retained fewer consultants during the six months ended December 31, 2005 compared to the same six month period ended December 31, 2004. The Company expects consultants fees to continue to decrease in the future until such time as the Company is able to secure additional funding.

The Company incurred no promotional expenses during the six months ended December 31, 2005, compared to $8,747 during the six months ended December 31, 2004. This decrease in promotional expenses, as with other decreases in expenses is attributable to our efforts to reduce expenses as much as possible. The Company will continue to try to limit promotional expenses until such time as need and funding justify increasing promotional efforts.

Rent expenses remained fairly constant decreasing $3620 of 9% during the six months ended December 31, 2005 compared to the same six month period of 2004. We anticipate rents will continue at consistent rates until the lease on our Salt Lake offices expires later this year.

During the six months ended December 31, 2005, the Company incurred no expenses for exploration and development, compared to $16,122 during the six months ended December 31, 2004. This decrease is partially attributable to the Company having limited funds and partially the result of timing issues. The Company anticipates exploration and development expenses in the future will increase and return to higher levels in upcoming fiscal quarters if the Company is able to secure additional funding.

Other expenses increased to $18,469 for the six months ended December 31, 2005 compared to $10,328 for the six months ended December 31, 2004. This increase is primarily the result of fluctuations in the foreign currency exchange rate. Other than fluctuations in foreign currency exchange rate, which we cannot predict, we anticipate all other expenses include in other expenses to remain consistent with those experienced during the first six months of the current fiscal year.

The Company generated no operating income during the six months ended December 31, 2005 or 2004. Non-operating income during the six months ended December 31, 2005, was $3,784 compared to $11,067 during the six months ended December 31, 2004. This decrease is attributable to funds being used to refurbish houses at Abbecombec Ocean Village.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On December 14, 2005, the board of directors appointed Stephen Golde to serve as a director of the corporation. Mr. Golde is 57 years of age. Mr. Golde retired from the automotive industry in the 1990s and since that time his primary occupation has been that of a private investor. Mr. Golde owns 150,000 shares of Apex Resources Group. Mr. Golde is 57 years old. He is not a director of any other SEC reporting issuer. Mr. Golde is not related to any Company officer or director.

ITEM 6. EXHIBITS

Exhibits. The following exhibits are included as part of this report:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

APEX RESOURCES GROUP, INC.

Date: March 15, 2006	By:	/s/ John R. Rask
John R. Rask, President and Director

Date: March 15, 2006	By:	/s/ John M. Hickey
John M. Hickey, Secretary and Director