Form 10QSB
period 2006-03-31
APEX RESOURCES GROUP INC
filed 2006-05-22
CIK 742248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File number      0-11695

APEX RESOURCES GROUP, INC.
(Exact name of registrant as specified in charter)

UTAH	87-0403828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610-800 West Pender Street, Vancouver, B.C.	V6C 2V6
(Address of principal executive offices)	(Zip Code)

(604) 669-2723
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [x] No [ ] and (2) has been subject to such filing requirements for the past 90 days.   Yes   [ x ]   No   [   ]

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 92,625,212 shares outstanding as of May 15, 2006.

INDEX

		Page Number
PART I.		3

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as of March 31, 2006 and June 30, 2005	4

	Statements of Operations for the Three Months and Nine Months Ended March 31, 2006 and 2005 and the Period from inception (January 27, 1984) to March 31, 2006	5

	Statement of Cash Flows for the Nine Months ended March 31, 2006 and 2004 and the Period from Inception (January 27, 1984) to March 31, 2006	6

	Notes to Financial Statements	7

ITEM 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Controls and Procedures	17

PART II		18

ITEM 6.	Exhibits	18

	Signatures	18

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

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Apex Resources Group, Inc., (development stage company) at March 31, 2006 and June 30, 2005, the statements of operations for the three and nine months ended March 31, 2006 and 2005 and the period from inception (January 27, 1984) to March 31, 2006 and statements of cash flows for the nine months ended March 31, 2006 and 2005 and the period from inception (January 27, 1984) to March 31, 2006, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	March 31, 2006	June 30, 2005
CURRENT ASSETS
Cash	21,529	18,507
Total Current Assets	21,529	18,507

PROPERTY AND EQUIPMENT - net of accumulated depreciation	175,839	191,005

OTHER ASSETS
Accounts receivable - affiliates	156,429	156,072
Oil leases	67,913	67,913
Available for sale securities	2,428	2,428
Land	-	83,600
Land - Canada	89,845	222,234
	316,615	532,247

Total Assets	513,983	741,759

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	60,781	36,766
Note Payable - Land	-	214,118
Accounts payable - related parties	520,810	323,604
Total Current Liabilities	581,591	574,488

STOCKHOLDERS' EQUITY
Common stock
400,000,000 shares authorized, at $.001 par value; 92,625,212 issued and outstanding	92,625	92,625
Capital in excess of par value	10,983,235	10,983,235
Less stock subscriptions receivable	(2,427,000)	(2,427,000)
Deficit accumulated during the development stage	(8,716,468)	(8,481,589)
Total Stockholders' Equity	(67,608)	167,271

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	513,983	741,759

See accompanying notes to the financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	3 months ended March 31,		9 months ended March 31		Jan. 27, 1984 (date of inception of development stage) to
	2006	2005	2006	2005	March 2006
REVENUES
Other non-operating income	$1,299	$1,234	$5,083	$12,301	$368,027

EXPENSES
Exploration, development and administrative - Note 6	42,877	172,773	238,686	664,425	10,264,433
Depreciation	6,000	6,000	18,000	18,000	166,102

Total operating expenses	48,877	178,773	256,686	682,425	10,430,535

NET (LOSS) - before other income (expense)	(47,578)	(177,539)	(251,603)	(670,124)	(10,062,508)

Gain on sale of assets	-	-	39,249	-	1,368,565
Interest expense	(2,000)	-	(22,525)	-	(22,525)

NET (LOSS)	(49,578)	(177,539)	(234,879)	(670,124)	(8,716,468)

Basic net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	92,625,000	91,585,000	92,625,000	84,468,000

See accompanying notes to the financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	9 months ended March 31,		Jan. 27, 1984 (date of inception of development stage) to
	2006	2005	March 31, 2006

Cash flows from operating activities:
Net (loss)	$(234,879)	$(670,124)	$(8,716,468)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	18,000	18,000	148,386
Gain on sale of assets	(39,249)		(39,429)
Common stock issued for services	-	335,473	5,667,566
(Increase) decrease in accounts receivable	(357)	2,860	(156,429)
(Increase) decrease in other assets	215,989		(160,186)
Increase (decrease) in liabilities	7,103	405,762	581,591
Net cash used in operating activities	$(33,393)	$91,971	$(2,674,969)

Cash flows from investing activities:
Purchase of investments	$-	$200	-
Proceeds from sale of property & equipment	36,415	-	230,596
Purchase of property and equipment	-	(207,951)	(616,225)
	36,415	(207,751)	(385,629)

Cash flows from financing activities:
Net proceeds from issuance of common stock	$-	$123,000	$3,082,127

Net increase (decrease) in cash and cash equivalents	3,022	7,220	21,529
Cash and cash equivalents, beginning of period	18,507	14,741	-

Cash and cash equivalents, end of period	$21,529	$21,961	$21,529

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Common stock issued for service	$-	$-	$-
Common stock issued for anticipated acquisition	$-	$-	$-

See accompanying notes to the financial statements

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2006

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

The interim financial statements of Apex Resources Group, Inc. for the three months ended March 31, 2006 are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for a full year period.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

The Company’s property and equipment consists of the following:

Office equipment	159,714
Residential rentals	164,511
Less accumulated depreciation	(148,386)
175,839

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
March 31, 2006

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

At March 31, 2006, the Company had a net operating loss available for carry forward of $8,716,468. The tax benefit of approximately $2,541,121 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

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
March 31, 2006

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

The other partners in the project are controlled by Exxon Oil Corporation, however there are no immediate plans to develop the area until a gas pipe line becomes available.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and a consultant have acquired 21% of the outstanding common stock of the Company and have received the restricted common capital stock issued to them.

On March 31, 3006 the Company owed certain shareholders, directors and officers the sum of $520,810.

The Company has made no interest, demand loans to affiliates of $156,429. The affiliations resulted through common officers between the company and its affiliates, and the Company owns 13% of the outstanding stock of one of the affiliates.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2006

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

6. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses shown in the statement of operations under exploration, development, and administrative.

	March 31,	March 31,
	2006	2005

Travel	$27,754	$61,310
Office expenses	25,404	102,394
Professional	22,047	22,915
Consultants	72,862	320,886
Promotional	-	18,678
Rent	44,179	56,373
Exploration and development - oil and gas	1,030	55,414
Other	45,410	26,455

	$238,686	$664,425

ITEM 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

For a complete understanding, this Managements’ Discussion and Analysis should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB and the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2005.

General

The Company is in the development stage and engaged in the acquisition of interests in gas and oil properties and the acquisition of interests in real estate. The Company has not been engaged in the production of any gas and oil. For a detailed description of the oil and gas and real estate holding of the Company, please see the Annual Report of the Company filed on Form 10-KSB for the year ended June 30, 2005, and the subsequent Quarterly Reports filed by the Company on Form 10-QSB. Following is a brief description of relevant events that occurred during the quarter ended March 31, 2006.

Business of the Company

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

The other partners in the project are coordinated by Imperial Oil Resources. A consortium of oil and gas companies have filed an application to build a natural gas pipeline that could be used to transport gas from the Beaufort Sea region. No current plans have been formulated to perform further work in the immediate Beaufort Sea area. It is anticipated this area will not be developed until a pipeline is built.

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

Cowichan Lake, Victoria, B.C.

The Company owns one lot on Upper Point Ideal Road in the Cowichan Lake District in Victoria B.C. The Company owns this lot free and clear of any mortgage, debt, encumbrance or obligation. The Company is currently attempting to sell this lot. The Company acquired this property for investment purposes and has no present intent to develop or improve this parcel.

The Company also owns approximately 5,254,365 or 5.7% of the outstanding common shares of Omega Ventures Group, Inc., a corporation whose common stock is traded on the Over-the-Counter Bulletin Board, stock symbol “OMGV.”

Liquidity and Capital Resources

The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended March 31, 2006, the Company financed its operations primarily through credit arrangements extended to the Company from related parties. During the quarter ended December 31, 2004, the Company received subscriptions to purchase 18,000,000 shares of its common stock in private placement transactions for cash totaling $2,450,000. As of March 31, 2006, the Company has received $23,000. The Company’s balance sheet reflects the remaining balance as stock subscriptions receivable. During the quarter ended December 31, 2004, the Company caused its transfer agent to issue the 18,000,000 shares. These shares, however, are being held in escrow and will only be delivered out as funds are received by the Company. During the quarter ended March 31, 2006, the Company did not issue any shares for services or in satisfaction of expenses, as a result, accounts payable to related parties increased to $520,810 compared to $323,604 at June 30, 2005.

On March 31, 2006, the Company had cash on hand of $21,529.

The Company has plans to further develop its oil and gas properties, which will require substantial additional working capital that the Company does not currently have. Moreover, the Company does not anticipate significant revenue from its operating activities in the upcoming quarter.

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

The Company sustained a net loss of $49,578 during the three months ended March 31, 2006 compared to a loss of $177,539 for the three months ended March 31, 2005. This decrease in loss was primarily the result of the Company engaging in limited operations during the three months ended March 31, 2006, compared to the same period of 2005, as a result of the Company having limited available funds. The Company incurred the following expenses:

	Three months ended
	March 31, 2006	March 31, 2005

Travel	$7,740	$7,156
Office expenses	7,380	28,822
Professional	3,158	13,055
Consultants	403	84,411
Promotional	-	8,000
Rent	6,628	15,202
Exploration and development - oil and gas	1,030	-
Other	16,178	16,127

Total	$42,877	$172,773

Travel expenses remained fairly constant increasing $584 or 8% to $7,740 during the three months ended March 31, 2006 compared to March 31, 2005. This slight increase is the inflation in the cost of airfares during the three months ended March 31, 2006 compared to the same period of 2005. The Company anticipates travel expenses will remain fairly constant until such time as the Company obtains additional funding.

Office expenses decreased $27,442 or 74% to $7,380 during the three months ended March 31, 2006 compared to the same period 2004. This decrease is primarily the result of significantly reduced activity at the Salt Lake City office and other efforts to reduce office expenses in connection with the limited funds available to the Company. The Company expects office expenses to remain at this lower level until such time as the Company obtains additional financing.

Professional fees decreased from $9,537 to $3,518 during the three months ended March 31, 2006. This decrease is largely attributable to the Company retaining fewer professionals to provide services as a result of the Company’s inability to pay for such services. The Company expects professional expenses to continue at rates consistent with those experienced during the balance of the 2006 fiscal year and until such time as the Company has additional funds available for use.

Consultants fees decreased $84,008 or 99% to $403 during the three months ended March 31, 2006 compared to three month period ended March 31, 2005. The Company has no employees, rather management retains consultants to provide the services the Company needs. Again, as a result of efforts to reduce expenses, the Company received only limited services from consultants during the three months ended March 31, 2006 compared to the same three month period of 2005. The Company expects consultants fees to continue at lower levels in upcoming quarters unless the Company is able to obtain additional funding.

The Company incurred no promotional expenses during the quarter ended March 31, 2006, compared to $8,000 during the three months ended March 31, 2005. This decrease in promotional expenses, as with other decreases in expenses is attributable to our efforts to reduce expenses as much as possible. The Company will continue to limit promotional expenses until such time as need and funding justifies increasing promotional efforts.

Rent expenses decreased $8,574 or 56% during the three months ended March 31, 2006 compared to 2005. We anticipate rents will remain fairly consistent with those experienced during the three month ended March 31, 2006 until the office lease for the Company’s Salt Lake City office expires later this year.

During the three months ended March 31, 2006, the Company incurred $1,030 in exploration and development expenses, compared to $0 during the three months ended March 31, 2005. The Company believes this minor change in exploration and development expense is primarily attributable to timing issues. The Company anticipates exploration and development expenses in the future will increase and return to higher levels in the upcoming fiscal quarters if the Company is able to obtain additional funding.

Other expenses increased to $ 16,178 for the three months ended March 31, 2006 compared to $16,127 for the three months ended March 31, 2005. We anticipate other expenses in the upcoming quarter will remain consistent with those experienced during the third fiscal quarter 2006.

The Company generated no operating income during the three months ended March 31, 2006 or 2005. Non-operating income during the three months ended March 31, 2006, was $1,299 compared to $1,234 during the three months ended March 31, 2005.

Comparison of the nine months ended March 31, 2006 and 2005

The Company sustained a net loss of $234,879 during the nine months ended March 31, 2006 compared to a loss of $670,124 for the nine months ended March 31, 2005. This decrease in loss was primarily the result of the Company limiting its operating activities as a result of the limited funding available to the Company. The Company incurred the following expenses:

	Nine months ended
	March 31, 2006	March 31, 2005

Travel	$27,754	$61,310
Office expenses	25,404	102,394
Professional	22,047	22,915
Consultants	72,459	320,886
Promotional	-	18,678
Rent	44,197	56,373
Exploration and development - oil and gas	1,030	55,414
Other	45,410	26,455

Total	$238,686	$664,425

Travel expenses decreased $33,556 or 55% to $27,714 during the nine months ended March 31, 2006 compared to March 31, 2005. This decrease is primarily the result of decreased travel for promotional purposes as a result of the limited financial resources of the Company. The Company anticipates travel expenses will continue to decrease until additional funding becomes available.

Office expenses decreased $76,990 or 75% to $25,404 during the nine months ended March 31, 2006 compared to the same period 2005. This decrease is primarily the result of reducing the activities at its Salt Lake City office and other efforts to reduce office expenses in connection with the limited funds available to the Company.

Professional fees decreased from $22,915 during the nine months ended March 31, 2005 to $22,047 during the nine months ended March 31, 2006. The Company intends to try and limit professional expenses in upcoming fiscal quarters because of its limited financial resources.

Consultants fees decreased $248,427 or 77% to $72,459 during the nine months ended March 31, 2006 compared to nine month period ended March 31, 2005. The Company has no employees, rather management retains consultants to provide the services the Company needs. Again, as a result of efforts to reduce expenses, the Company retained fewer consultants during the nine months ended March 31, 2006 compared to the same six month period ended March 31, 2005. The Company expects consultants fees to continue to decrease in the future until such time as the Company is able to secure additional funding.

The Company incurred no promotional expenses during the nine months ended March 31, 2006, compared to $18,678 during the nine months ended March 31, 2005. This decrease in promotional expenses, as with other decreases in expenses is attributable to our efforts to reduce expenses as much as possible. The Company will continue to try to limit promotional expenses until such time as need and funding justify increasing promotional efforts.

Rent expenses decreased $12,194 or 22% during the nine months ended March 31, 2006 compared to the same nine month period of 2005. We anticipate rents will continue at consistent rates until the lease on our Salt Lake offices expires later this year.

During the nine months ended March 31, 2006, the Company incurred $1,030 exploration and development expense, compared to $55,414 during the nine months ended March 31, 2005. This decrease is partially attributable to the Company having limited funds and partially the result of timing issues. The Company anticipates exploration and development expenses in the future will increase and return to higher levels in upcoming fiscal quarters if the Company is able to secure additional funding.

Other expenses increased to $45,410 for the nine months ended March 31, 2006 compared to $26,455 for the nine months ended March 31, 2005. This increase is primarily the result of fluctuations in the foreign currency exchange rate. Other than fluctuations in foreign currency exchange rate, which we cannot predict, we anticipate all other expenses include in other expenses to remain consistent with those experienced during the first nine months of the current fiscal year.

The Company generated no operating income during the nine months ended March 31, 2006 or 2005. Non-operating income during the nine months ended March 31, 2006, was $5,083 compared to $12,301 during the nine months ended March 31, 2005. This decrease is attributable to funds being used to refurbish houses at Abbecombec Ocean Village.

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

APEX RESOURCES GROUP, INC.

Date: May 19, 2006	By:	/s/ John R. Rask
John R. Rask, President and Director

Date: May 19, 2006	By:	/s/ John M. Hickey
John M. Hickey, Secretary and Director