Form 10KSB
period 2006-06-30
APEX RESOURCES GROUP INC
filed 2006-11-08
CIK 742248

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended June 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 0-11695

APEX RESOURCES GROUP, INC.
(Name of Small Business Issuer in its charter)

UTAH	87-0403828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 S. Main Street, Suite 1300, Salt Lake City, Utah	84111
(Address of principal executive Offices)	(Zip Code)

Issuer's telephone number:   (801) 534-4450

Securities registered pursuant to section 12(b) of the Exchange Act:  None

Securities registered pursuant to section 12(g) of the Exchange Act:  Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]   No  [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company [   ].

The issuer’s revenue for its most recent fiscal year was: $5,199.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity as of October 26, 2006 was approximately $423,000.

As of October 26, 2006, the issuer had 98,559,753 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.  Yes [   ]     No  [ X ]

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

PART I

FORWARD

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company’s industry, including competition from much larger competitors; technological advances which could render the Company’s products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers’ product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

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

Our executive offices are located at 299 South Main Street, suite 1300, Salt Lake City, Utah 84111. Our telephone number is (801) 534-4450. Our website is located at www.apexresourcesgroup.com.

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

The main partner in the project is Imperial Oil Resources. A consortium of oil and gas companies has filed an application to build a natural gas pipeline that could be used to transport gas from the Beaufort Sea region. No current plans have been formulated to perform further work in the immediate Beaufort Sea area. It is anticipated this area will not be developed until a pipeline is built.

Bastian Bay Field, Plaquamines Parish, Louisiana

During the year, Imperial Petroleum Inc., the operator of Bastian Bay Field Lease #16152 in Plaquamines Parish Louisiana made a cash call to all participants in the well. The participants in the well were given the choice to pay the cash call or continue on a non-consent basis under which the non paying participants relinquishing half of their working interest. The Company determined that it was not in its best interest to meet the cash call. Therefore, the Company’s interest in this well decreased from 6.25% to 3.125%. The Company has not yet learned how Imperial intends to proceed in the aftermath of Hurricane Katrina. As of this time Imperial has put work on the well on hold until further notice.

Henry Dome Prospect, Texas

The Company owns 2.5 participation units in the Henry Dome Prospect in McMullen County, Texas, for $12,500. These units give the Company a 1.875% working interest in JB Henry Dome #1 well. Initial flow testing of the well demonstrated flow of 450,000 cubic feet of gas per day. Following initial testing, acid washing of the well was performed to attempt to increase flow rates. Additional testing is ongoing as the operator has encountered many problems with this well. As part of the additional testing the operator is planning on installing an electric generator in November 2006 to try and increase the flow rate of gas. The estimated life expectancy of this well is at least six years.

Selection of Target Areas for Acquisition

The Company will continue to explore and investigate the acquisition of interests in other oil and gas properties. To date, the Company has and, in most cases, will continue to seek to acquire only partial interests in properties thereby diversifying its risk. This will also allow the Company to acquire interests in more properties than it otherwise could if it were to acquire complete interests in properties.

The Company will continue to buy working interests in well drilling programs that have an existing operator in place. This aids the Company in keeping its overhead to a minimum.

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

Market for Oil Production

The market for oil and gas production is regulated by federal, state and foreign governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for deviations from the quality standards established by the purchaser. Oil sales are normally contracted with a “gatherer” which is a third-party who contracts to pickup the oil at the well site. In some instances there may be deductions for transportation from the wellhead to the sales point. The majority of crude oil purchasers do not at this time charge transportation fees, unless the well is outside their service area. The oil gatherer will usually handle disbursements of sales revenue to both the owners of the well (a “working interest owner”) as well as payments to persons entitled to royalties as a result of such sales (“royalty owners”). The Company typically will be a working interest owner in the projects that it undertakes or in which it invests. By being a working interest owner, the Company is responsible for the payment of its proportionate share of the operating expenses of the well. Royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the cost of operating the lease. Therefore, the Company, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty owners.

Market for Gas Production

In contrast to sales of oil, gas purchasers will pay the well operator 100% of the sales proceeds monthly for the previous month’s sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is the Company's intention to utilize this market whenever possible in order to maximize revenues. The Company does not anticipate any significant change in the manner its gas production would be purchased, however, no assurance can be given that such changes will not occur in the future.

Competition

The oil and gas industry is highly competitive. Competition for prospects and producing properties is intense. As the Company pursues new opportunities in oil and gas exploration, it will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than the Company. The bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. The presence in the market of bidders willing to pay prices higher than are supported by the Company’s evaluation criteria could further limit the ability of the Company to acquire prospects and low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by the Company or that the Company will be able to obtain financing for or participants to join in the development of prospects.

The Company’s competitors and potential competitors include major oil companies and independent producers of varying sizes. Most of the Company’s competitors have greater financial, personnel and other resources than the Company and therefore have greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. A high degree of competition in these areas is expected to continue indefinitely.

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

ITEM 2. DESCRIPTION OF PROPERTY

Oil and Gas Properties

See “ITEM 1. Description of Business”.

Rental Properties

Abbecombec Ocean Village Resort

The Company owned two vacation homes in the Abbecombec Ocean Village Resort located on the shore of Clam Bay, which is 40 miles east of Halifax, Nova Scotia. The Company currently rents the dwellings on a month-to-month basis for $500 per month. During the year, the occupancy rate for these vacation homes has been 100%. The income generated by these properties is subject to a number of factors, including the time of year, occupancy rates among similar properties in the area and economic conditions in general. These properties are not subject to any mortgage or other obligation.

On July 12, 2006 the Company sold one of the vacation homes. The proceeds from the sale totaled $100,028.80. At this time the Company has no plans to renovate or otherwise improve the remaining property. The Company believes the remaining property is adequately insured, and is currently trying to sell this property.

Cowichan Lake, Victoria, B.C.

The Company owns one lot on Upper Point Ideal Road in the Cowichan Lake District in Victoria B.C. The Company owns this lot free and clear of any mortgage, debt, encumbrance or obligation. The Company is currently attempting to sell this lot. The Company acquired this property for investment purposes and has no present intent to develop or improve this parcel.

The Company also owns approximately 5,254,365 or 7.3% of the outstanding common shares of Omega Ventures Group, Inc., a corporation whose common stock is traded on the Over-the-Counter Bulletin Board, stock symbol “OMGV.”

Executive Offices

The Company currently leases 200 square feet of executive office space located at 299 South Main Street, Suite 1300, Salt Lake City, Utah 84111. The offices are rented on a month-to-month basis for approximately $1,600 per month. The Company believes this space will be sufficient for its needs for the foreseeable future.

The Company rents the office furnishings for its Canadian office from Nevada Holdings, for $6,500 per month. The monthly rent for the Canadian office, located at 610-800 West Pender Street, Vancouver, British Colombia, Canada V6C 2V6, is $2,560 per month. The Company is planning to close this office December of 2006.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fiscal year ended June 30, 2006

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol “APXR." As of October 26, 2006, the Company had 898 shareholders holding 98,559,753 common shares.

The published closing bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

	BID PRICES		ASK PRICES
	HIGH	LOW	HIGH	LOW
2006-2005
Apr. thru June 2006	.07	.04	.075	.041
Jan. thru Mar. 2006	.06	.04	.063	.047
Oct. thru Dec. 2005	.125	.048	.129	.049
July thru Sep. 2005	.166	.075	.16	.08

2005-2004
Apr. thru June 2005	.20	.08	.205	.082
Jan. thru Mar. 2005	.281	.17	.29	.183
Oct. thru Dec. 2004	.275	.055	.30	.062
July thru Sep. 2004	.13	.05	.14	.055

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

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2006 no equity securities were issued without registration under the Securities Act of 1933. Subsequent to the quarter end, the following equity securities, which were not registered under the Securities Act of 1933, were issued.

On July 17, 2006 and August 25, 2006, the Company issued 4.4 million and 1.53 million shares of common stock, respectively, to an officer of the company and to other related parties, in satisfaction of amounts payable in the amount of $ 420,000. For his services Mr. John Hickey was issued 210,000 shares at $0.10 per share for work completed during the fourth quarter of the fiscal year ending June 30, 2005, for the fiscal year ending June 30, 2006 he received 210,000 shares at $0.10 per share for services rendered during the first quarter, 300,000 shares at $0.07 per share for services rendered during the second quarter, 381,818 shares at $0.055 per share for services rendered during the third quarter and 381,818 shares at $0.055 per share for services rendered during the fourth quarter. Chicago Management was issued the following shares for investor relation services provided to Apex Resources, Inc.; it was issued 210,000 shares at $0.10 per share for work completed during the fourth quarter of the fiscal year ending June 30, 2005, for the fiscal year ending June 30, 2006 it received 210,000 shares at $0.10 per share for services rendered during the first quarter, 300,000 shares at $0.07 per share for services rendered during the second quarter, 381,818 shares at $0.055 per share for services rendered during the third quarter and 381,818 shares at $0.055 per share services rendered during for the fourth quarter. Global Capital was issued the following shares for investor relation services provided to Apex Resources, Inc.; it was issued 195,000 shares at $0.10 per share for work completed during the fourth quarter of the fiscal year ending June 30, 2005, for the fiscal year ending June 30, 2006 it received 195,000 shares at $0.10 per share for services rendered during the first quarter, 278,571 shares at $0.07 per share for services rendered during the second quarter, 354,545 shares at $0.055 per share for services rendered during the third quarter and 354,545 shares at $0.055 per share for services rendered during the fourth quarter. Nevada Holdings Company provided Apex Resources with leased office furnishings. Nevada holdings Company provided Apex Resources with leased office furnishing and equipment, for which it was issued the following shares; 195,000 shares at $0.10 per share for services rendered during the fourth quarter of the fiscal year ending June 30, 2005, for the fiscal year ending June 30, 2006 Nevada Holdings received 195,000 shares at $0.10 per share for services rendered during the first quarter, 278,571 shares at $0.07 per share for services rendered during the second quarter, 354,545 shares at $0.055 per share for services rendered during the third quarter and 354,545 shares at $0.055 per share for services rendered during the fourth quarter. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Regulation S promulgated by the Securities and Exchange Commission.

ITEM 6. MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Financial Statements and the accompanying notes included elsewhere in this Form 10-KSB contains additional information that should be referred to when reviewing this material.

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

Liquidity and Capital Resources

The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. During the year ended June 30, 2006, the Company financed its operations primarily through credit arrangements extended to the Company from related parties. During the quarter ended December 31, 2004, the Company received subscriptions to purchase 18,000,000 shares of its common stock in private placement transactions for cash totaling $2,450,000. As of March 31, 2006, the Company has received $23,000. The Company’s balance sheet reflects the remaining balance as stock subscriptions receivable. During the quarter ended December 31, 2004, the Company caused its transfer agent to issue the 18,000,000 shares. These shares, however, are being held in escrow and will only be delivered out as funds are received by the Company. Subsequent to the year end, the Company issued 4.4 million and 1.53 million shares of common stock, respectively, to an officer of the company and to other related parties, in satisfaction of amounts payable in the amount of $ 420,000.

On June 30, 2006, the Company had cash on hand of $6,775.

The Company has plans to further develop its oil and gas properties, which will require substantial additional working capital that the Company does not currently have. Moreover, the Company does not anticipate significant revenue from its operating activities in upcoming quarters.

Results of Operations

Comparison of the year ended June 30, 2006 and the year ended June 30, 2005

The Company sustained a net loss of $642,665 in the year ended June 30, 2006 compared to a loss of $738,495 for the year ended June 30, 2005. This decrease in net loss was largely the result of the Company curtailing its activities because of a lack of funding for operations. The following shows a more detailed comparison of the Company’s exploration, development and administrative expenses during the past two years:

	June 30, 2006	June 30, 2005

Travel	$36,395	$64,623
Office Expenses	27,168	102,493
Telephone	16,209	29,465
Professional	53,552	36,163
Consultants	439,910	338,907
Promotional	2,380	18,678
Exploration and Development - Oil and Gas	-	69,003
Rent	62,889	72,421

Total	$638,503	$731,753

Travel expenses decreased $28,228 or 44% to $36,395 during the year ended June 30, 2006 compared to June 30, 2005. This decrease is primarily the result of decreasing operating activities during the year ended June 30, 2006 compared to the same period of 2005 due to a lack of funding. The Company expects travel expenses to remain at or near the levels incurred in fiscal 2006 until such time as the Company is able to raise significant additional capital.

Office expenses decreased $75,325 or 73% to $27,168 during the year ended June 30, 2006 compared to the same period 2005. This decrease is the result of decreased activity in the Company’s Salt Lake City office. Office expenses in the upcoming fiscal year should decrease due to the planned closing of the Vancouver office.

Telephone expenses decreased 45% from $29,465 to $16,209 during the year ended June 30, 2006 compared to the year ended June 30, 2005, as a result of the investor relations program being reduced. The Company anticipates telephone expenses to remain at or near fiscal 2006 levels during the upcoming year.

Professional expenses increased from $36,163 to $53,552, a 48% increase during the year ended June 30, 2006 compared to the year ended June 30, 2005 as accounting and legal expenses continue to increase as a result of more stringent compliance obligations imposed by the Sarbanes-Oxley Act of 2002. The Company expects professional fees to continue to increase in upcoming fiscal quarters.

Consultants’ fees increased from $338,907 during the year ended June 30, 2005, to $439,910 during the year ended June 30, 2006. The Company has no employees, rather management retains consultants to provide the services the Company needs. The increase in consultants’ fees during the 2006 fiscal year was the result of the Company issuing shares to investor relations firms and office equipment leasors. The fees were issued in shares in July and August of 2006. Company expects consultants’ fees to remain fairly consistent with the expenses incurred during fiscal 2006 until such time as it can raise significant additional funds for operations.

Promotional expenses decreased $16,298, or 87% to $2,380 during the year ended June 30, 2006 compared to the year ended June 30, 2005. As discussed above, this decrease in promotional expenses is largely the result of the Company limiting its activities because of a lack of funding. The Company expects promotional expenses to continue to remain at lower levels.

Rent expenses decreased from $72,421 for the year ended June 30, 2005, to $62,889 for the year ended June 30, 2006. We expect rent expenses to be significantly lower than the 2006 fiscal year due to the planned closing of the Vancouver office.

During the year ended June 30, 2006, the Company incurred $0 in exploration and development expenses, compared to $69,003 during the year ended June 30, 2005. As a result of the Company’s limited funds, the Company did not engage in any exploration activity during the 2006 fiscal year. The Company does not expect to engage in significant exploration and development activities until such time as the Company is able to raise additional capital.

Summary of Material Contractual Commitments

Currently there are no material contractual commitments.

Off-Balance Sheet Financing Arrangements

As of June 30, 2006, we had no off-balance sheet financing arrangements.

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

Development Stage and Going Concern

The Company is a development stage company and have not yet generated revenue. The Company has accumulated losses totaling $9,124,254 and has incurred debt in the development of its operations. To generate positive cash flow, the Company will require substantial additional funding. Funding which may not be available to the Company on acceptable terms, or at all. Moreover, to obtain additional funding the Company may have to issue significant additional common shares, which could result in dilution to current shareholders.

Recent Accounting Pronouncements

The Company has considered recent accounting pronouncements and does not expect that such pronouncements will have a material impact on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

See Financial Statement listed in the accompanying index to the Financial Statements on Page F-1 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s principal executive officers and our principal financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.”

The Certifying Officers have also indicated that there were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

In July 2006, Mr. Robert Gill resigned as a director of the Company. Mr. Gill’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Name	Age	Positions Held	Director Since

John R. Rask	56	President	March 2003
		Director	August 1996

John M. Hickey	64	Secretary	March 2003
		Director	October 1996

Stephen Golde	58	Director	December 2005

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

Stephen Golde. Mr. Golde retired from the automotive industry in the 1990s and since that time his primary occupation has been that of a private investor. Mr. Golde is not a director of any other SEC reporting issuer. Mr. Golde is not related to any Company officer or director.

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

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, to the Company’s knowledge, it appears that Stephen Golde failed to file a Form 3 when he was named to the board of directors.

Involvement in Legal Proceedings

To the best of the Company’s knowledge, during the past five years, none of its directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Financial Expert

The Company does not have an audit committee. Mr. Rask and Ms. Hickey perform some of the same functions of an audit committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. Because the Company has limited operations at this point, management did not believe having a financial expert offered shareholders much benefit considering the costs that would have been involved. We do not currently have a written audit committee charter or similar document.

Code of Ethics

The Company has not adopted a corporate code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s decision not to adopt such a code of ethics results from the Company having a limited management team operating its business.

Attendance of the Board of Directors

During the year ended June 30, 2006, the Board of Directors held 4 meetings telephonically. All directors were present at each meeting. The Company has no standing audit, nominating, compensation committee, or any other committees of the Board of Directors and, therefore, there were no committee meetings.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to its executive officers and directors during the past three fiscal years.

Summary Compensation Table

					Long Term		Compensation
	Annual Compensation				Awards		Payouts
					Restricted		LTIP
Name & Principal				Other Annual	Stock	Options	Payout	All Other
Position	Year	Salary	Bonus	Compensation	Awards	/SARs #	($)	Compensation

John R. Rask	2006	$ -0-	$ -0-	$ -0-	$ -0-	--	$ -0-	$ -0-
President, Director	2005	-0-	-0-	-0-	-0-	--	-0-	-0-
	2004	-0-	-0-	-0-	-0-	--	-0-	-0-

John M. Hickey	2006	60,000	-0-	-0-	-0-	--	-0-	-0-
Secretary, Director	2005	60,000	-0-	-0-	-0-	--	-0-	-0-
	2004	60,000	-0-	-0-	-0-	--	-0-	-0-

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

The following table sets forth as of October 26, 2006, the name and number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 98,559,753 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Robert Gill	2,367,655	2.4%
	1075 Groveland Road
	West Vancouver, B.C. V7S 1Z3

Common	Stephen Golde	150,000	0.2%
	299 South Main Street
	Salt Lake City, Utah 84111

Common	John M. Hickey	3,839,116	3.9%
	1601-1415 West Georgia Street
	Vancouver, B.C. V6G 3C8

Common	John R. Rask	907,825	0.9%
	1909 Monroe Ave.
	Butte, Montana 59701

Common	Network Capital Group	5,500,000	5.6%
	610-800 West Pender Street
	Vancouver, B.C. V6C 2V6

Common	Nevada Holdings, Inc.	5,352,661	5.4%
	610-800 West Pender Street
	Vancouver, B.C. V6C 2V6

Common	All Officers and Directors as a Group:	7,264,596	7.4%
	(4 persons)

1    Mr. Boyd Grafmyre is the owner of Network Capital Group, Inc. As such, Mr. Grafmyre may be deemed to have voting and/or investment power over the shares held by Network Capital Group, Inc. and therefore may be deemed to be the beneficial owner of those shares.
2  Mr. Charles Johnson is the owner of Nevada, Inc. As such, Mr. Johnson may be deemed to have voting and/or investment power over the shares held by Nevada Holdings, Inc. and therefore may be deemed to be the beneficial owner of those shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the 2002 fiscal year the Company made no interest, demand loans to Omega Ventures Group, Inc., of $148,004 as start up costs.. Omega Ventures Group, Inc., is related through common management. The total outstanding balance of demand loans made by the Company totaled $156,072 at June 30, 2006. As of the date of this annual report, the Company has not demanded repayment of these loans.

During the year the Company issued 1,483,636 restricted common shares to John Hickey, for services rendered to the Company. The shares were valued at the current market price of the previous 90 days of each quarter.

On June 30, 2006, the Company had accrued accounts payable to related parties, including officers and directors in the amount of $492,686.

ITEM 13. EXHIBITS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Madsen & Associates, CPA’s Inc., served as our independent registered public accounting firm for the years ended June 30, 2006 and 2005, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Madsen & Associates for the years ended June 30, 2006 and 2005, are summarized as follows:

	2006	2005

Audit	$14,380	$15,250
Audit related	-	-
Tax	$300	$300
All other	-	-

Total	$14,680	$15,550

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

APEX RESOURCES GROUP, INC.

Date: November 7, 2006	By:	/s/ John R. Rask
John R. Rask, President and Director

Date: November 7, 2006	By:	/s/ John M. Hickey
John M. Hickey, Secretary and Director

Date: November 7, 2006	By:	/s/ Stephen Golde
Stephen Golde, Director

APEX RESOURCES GROUP, INC.
(A Development Stage Entity)

FINANCIAL STATEMENTS
For the year ended June 30, 2006

Board of Directors
Apex Resources Group, Inc.
Vancouver, B.C., Canada

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Apex Resources Group, Inc.( a Development Stage Company) as of June 30, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended June 30, 2006 and 2005 and for the period January 27, 1984 (date of inception) to June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material aspects, the financial position of Apex Resources Group, Inc. as of June 30, 2006 and the results of its operations and cash flows for the years ended June 30, 2006 and 2005 and for the period January 27, 1984 (date of inception) to June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Madsen & Associates CPA’s, Inc.
October 14, 2006
Salt Lake City, Utah

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

June 30, 2006
CURRENT ASSETS
Cash	6,775
Total Current Assets	6,775

PROPERTY AND EQUIPMENT - net of accumulated
Depreciation	167,005

OTHER ASSETS
Accounts receivable - affiliates	70,210
Oil leases	67,913
Available for sale securities	2,428
Land	92,679
233,230

Total Assets	407,010

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	74,718
Note Payable - Land	-
Accounts payable - related parties	807,686
Total Current Liabilities	882,404

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock
400,000,000 shares authorized, at $.001 par value; 92,625,212 issued and outstanding	92,625
Capital in excess of par value	10,983,235
Less stock subscriptions receivable	(2,427,000)
Deficit accumulated during the development stage	(9,124,254)

Total Stockholders' (Deficit) Equity	(475,394)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	407,010

The accompanying notes are an integral part of these financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	June 30,		Jan. 27, 1984 (date of inception of development stage) to June 30,
	2006	2005	2006

REVENUES
Other non-operating income	$5,199	$12,247	$368,143

EXPENSES
Exploration, development and administrative - Note 7	638,503	731,753	10,664,250
Depreciation	24,000	24,000	172,102

Total operating expenses	662,503	755,753	10,836,352

NET (LOSS) - before other income (expense)	(657,304)	(743,506)	(10,468,209)

Gain on sale of assets	40,993	4,561	1,370,309
Loss on land foreclosure	(1,744)		(1,744)
Interest expense	(24,610)	-	(24,610)

NET (LOSS)	(642,665)	(738,945)	(9,124,254)

Basic net (loss) per common share	$(0.01)	$(0.01)

Weighted average shares outstanding	92,625,000	80,154,000

The accompanying notes are an integral part of these financial statements

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period January 27, 1984 (Date of Inception) to June 30, 2006

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance January 27, 1984 (Date of Inception)	-	$-	$-	$-
Issuance of common stock from inception to June 30, 1998	1,610,838	1,611	2,120,660
Net losses from operations for the six years ended June 30, 1989	-	-	-	(38,910)
Capital contribution - expenses	-	-	752	-
Net losses from operations for the six years ended June 30, 1998	-	-	-	(1,641,468)
Issuance of common stock for the year ended June 30, 1999	1,943,798	1,944	1,344,079	-
Net loss from operations for the year ended June 30, 1999	-	-	-	(1,607,517)
Issuance of common stock for the year ended June 30, 2000	3,318,058	3,318	2,948,196	-
Net loss from operations for the year ended June 30, 2000	-	-	-	(1,029,239)
Issuance of common stock for the year ended June 30, 2001	1,034,500	1,034	778,467	-
Net loss from operations for the year ended June 30, 2001	-	-	-	(807,576)
Issuance of common stock for services & expenses - August 31, 2001	105,000	105	62,894	-
Net loss from operations for the year ended June 30, 2002	-	-	-	(1,216,953)
Issuance of common stock for services at $.001 - April 14, 2003	6,380,000	6,380	-	-
Issuance of common stock for cash at $.001 - April & June 2003	15,650,000	15,650	-	-
Issuance of common stock for services at $.01 - June 3, 2003	2,500,000	2,500	22,500	-
Issuance of common stock for services at $.05 - June 30, 2003	1,680,000	1,680	82,320	-
Net loss from operations for the year ended June 30, 2003	-	-	-	(652,701)
Issuance of common stock for purchase of land at $.03 - Nov 17, 2003	300,000	300	8,700	-
Issuance of common stock for payment of debt at $.03 - Nov 25, 2003	7,095,666	7,095	205,774	-
Issuance of common stock for cash at $.02 - Nov 6, 2003	2,500,000	2,500	47,500	-
Issuance of common stock for cash at $.15 to $.04 - Jan & Feb 2004	2,501,820	2,502	49,657	-
Issuance of common stock for cash at $.05 - March 2004	367,665	368	18,014	-
Issuance of common stock for services at $.001 - April 2004	500,000	500	-	-
Issuance of common stock for payment of debt at $.03 - June 2004	2,376,234	2,377	68,910	-
Issuance of common stock for services and expenses $.03 - Nov 2003 & Jun 2004	8,400,000	8,400	243,600	-
Net loss from operations for the year ended June 30, 2004	-	-	-	(748,280)
Balance June 30, 2004 - audited	58,263,569	58,264	8,002,023	(7,742,644)
Issuance of common stock for expenses at $.02 - Sept 2, 2004	1,717,785	1,718	30,137	-
Issuance of common stock for payment of debt at $.02 - Sept 2, 2004	311,500	311	7,789	-
Issuance of common stock for expenses and services at $.02 - Sept 24, 2004	2,800,000	2,800	81,200	-
Issuance of common stock for cash and note receivable at $.02 - Sept 27, 2004	5,000,000	5,000	95,000	-
Issuance of common stock for land at $.016 to .02 - Sept 29, 2004	1,100,000	1,100	16,900	-
Issuance of common stock for stock subscriptions receivable at $.05 to $.20 November & December 2004	18,000,000	18,000	2,432,000	-
Issuance of common stock for expenses at $.05 - December 21, 2004	4,392,358	4,392	215,226	-
Issuance of common stock for cash at $.10 - December 2, 2004	100,000	100	9,900	-
Issuance of common stock for payment of debt at $.10 - May 11, 2005	840,000	840	83,160	-
Issuance of common stock for expenses at $.10 - June 15, 2005	100,000	100	9,900	-
Net loss from operations for the year ended June 30, 2005	-	-	-	$(738,945)

Balance June 30, 2005 -	92,625,212	$92,625	$10,983,235	$(8,481,589)

Net loss from operations for the year ended June 30, 2006	-	-	-	$(642,665)

Balance June 30, 2006 -	92,625,212	$92,625	$10,983,235	$(9,124,254)

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	June 30,		Jan. 27, 1984 (date of inception of development stage) to June 30,
	2006	2005	2006

Cash flows from operating activities:
Net (loss)	$(642,665)	$(738,945)	$(9,124,254)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	24,000	24,000	148,386
Common stock issued for services and expenses	-	345,473	5,322,092
Gain on sale of assets	(40,993)	-	(1,370,309)
(Increase) decrease in accounts receivable	85,862	(7,140)	(70,210)
Increase (decrease) in liabilities	522,034	468,879	882,404
Net cash used in operating activities	$(51,762)	$92,267	$(4,211,891)

Cash flows from investing activities:
Purchase of investments	$-	$200	$(2,428)
Net proceeds from sale of assets	177,947	-	1,816,106
Purchase of oil & gas leases and mining claims	-	-	(67,913)
Purchase of property and equipment	-	(221,701)	(616,225)
	177,947	(221,501)	1,129,540

Cash flows from financing activities:
Payment of notes payable	$(137,917)	$-	$(137,917)
Proceeds from notes payable	-	-	277,916
Net proceeds from issuance of common stock	-	133,000	2,949,127
-		133,000	3,089,126

Net increase (decrease) in cash and cash equivalents	(11,732)	3,766	6,775
Cash and cash equivalents, beginning of period	18,507	14,741	-

Cash and cash equivalents, end of period	$6,775	$18,507	$6,775

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS (Continued)
For the Period January 27, 1984 (Date of Inception) to June 30, 2006

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
June 30, 2006

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

Property and Equipment

The Company’s property and equipment consists of the following:

Office equipment	145,880
Residential rentals	164,511
Less: Accumulated depreciation	(143,386)
167,005

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
June 30, 2006

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

At June 30, 2006, the Company had cumulative net operating losses available for carry forward of $8,900,000. The tax benefit of approximately $3,100,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers began to expire in 2005 and will continue expiring through 2026.

Revenue Recognition

Revenue is recognized on the sale and transfer of properties or services and the receipt other sources of income.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006

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

Reclassifications

Certain reclassifications have been made to the June 30, 2005 financial statements to conform to the current year presentation.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006

4. FORECLOSURE ON LAND

During the year ended June 30, 2006, the Company learned that the mortgage holder on the 37 acres of undeveloped land owned by the Company in Woodland Valley Ranch, located in Apache County in northern Arizona and the two undeveloped lots, totaling 73 acres of real property, in Elk Valley Ranch in northern Arizona owned by the Company foreclosed on the mortgages on these lots on September 30, 2005, as a result of the Company’s failure to make the monthly mortgage payments on these properties. As a result, the related asset and liability balances have been removed from the financial statements, with a loss of $1,744 being recorded in the income statement.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and a consultant have acquired 21% of the outstanding common stock of the Company and have received the restricted common capital stock issued to them.

On June 30, 2006 the Company owed certain shareholders, directors and officers the sum of $350,585.

The Company has made no interest, demand loans to affiliates of $156,072. The affiliations resulted through common officers between the company and its affiliates, and the Company owns 13% of the outstanding stock of one of the affiliates.

6. GOING CONCERN

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

APEX RESOURCES GROUP, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2006

7. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses shown in the statement of operations under exploration, development, and administrative.

	June,	June,

Travel	$36,395	$64,623
Office expenses	27,168	102,493
Telephone	16,209	29,465
Professional	53,552	36,163
Consultants	439,910	338,907
Promotional	2,380	18,678
Exploration and development - oil and gas	-	69,003
Rent	62,889	72,421

	$638,503	$731,753

8. SUBSEQUENT EVENTS

On July 17, 2006 and August 25, 2006, the Company issued 4.4 million and 1.57 million shares of common stock, respectively, to several related party stockholders, in satisfaction of amounts payable by the Company, in the amount of $579,685.