Form 10KSB/A
period 2006-06-30
APEX RESOURCES GROUP INC
filed 2006-11-14
CIK 742248

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB/A-1

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

Explanatory Note to Amendment No. 1 to Form 10-KSB

This Amendment No. 1 to Form 10-KSB is being made solely to correct a mistake in Part II, Item 5 of the Form 10-KSB filed on November 8, 2006, (the “Original Filing”) wherein the Company incorrectly disclosed the number of common shares issued to Global Capital in exchange for investor relations services. The Company disclosed that the number of shares issued to Global Capital was 1,377,661. In fact, Global Capital was issued a total of 1,589,608 common shares.

Pursuant to the rules of the SEC, we have included currently-dated certifications from our principal executive and principal accounting officers, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. Except as described in the preceding paragraph, this Amendment continues to describe conditions as of the Original Filing and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Accordingly, this Amendment should be read in conjunction with our other filings, if any, made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

On July 17, 2006 and August 25, 2006, the Company issued 4.4 million and 1.53 million shares of common stock, respectively to the following officer of the Company and to the following other parties, in satisfaction of amounts payable in the amount of $ 420,00:.

For his services rendered to the Company, Mr. John Hickey was issued 210,000 shares at $0.10 per share for work completed during the fourth quarter of the fiscal year ending June 30, 2005, for the fiscal year ending June 30, 2006 he received 210,000 shares at $0.10 per share for services rendered during the first quarter, 300,000 shares at $0.07 per share for services rendered during the second quarter, 381,818 shares at $0.055 per share for services rendered during the third quarter and 381,818 shares at $0.055 per share for services rendered during the fourth quarter.

For investor relations services, the Company issued Chicago Management 210,000 shares at $0.10 per share for work completed during the fourth quarter of the fiscal year ending June 30, 2005, for the fiscal year ending June 30, 2006 it received 210,000 shares at $0.10 per share for services rendered during the first quarter, 300,000 shares at $0.07 per share for services rendered during the second quarter, 381,818 shares at $0.055 per share for services rendered during the third quarter and 381,818 shares at $0.055 per share services rendered during for the fourth quarter.

Also for investor relations services, the Company issued Global Capital 225,000 shares at $0.10 per share for work completed during the fourth quarter of the fiscal year ending June 30, 2005, for the fiscal year ending June 30, 2006 it received 225,000 shares at $0.10 per share for services rendered during the first quarter, 321,428 shares at $0.07 per share for services rendered during the second quarter, 409,090 shares at $0.055 per share for services rendered during the third quarter and 409,090 shares at $0.055 per share for services rendered during the fourth quarter.

Nevada Holdings Company provides Apex Resources with leased office furnishing and equipment. In exchange, Nevada Holdings was issued the following shares; 195,000 shares at $0.10 per share for services rendered during the fourth quarter of the fiscal year ending June 30, 2005, for the fiscal year ending June 30, 2006 Nevada Holdings received 195,000 shares at $0.10 per share for services rendered during the first quarter, 278,571 shares at $0.07 per share for services rendered during the second quarter, 354,545 shares at $0.055 per share for services rendered during the third quarter and 354,545 shares at $0.055 per share for services rendered during the fourth quarter.

All shares issued during the quarter were issued to non US persons without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Regulation S promulgated by the Securities and Exchange Commission.

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

APEX RESOURCES GROUP, INC.

Date: November 14, 2006	By:	/s/ John R. Rask
John R. Rask, President and Director

Date: November 14, 2006	By:	/s/ John M. Hickey
John M. Hickey, Secretary and Director

Date: November 14, 2006	By:	/s/ Stephen Golde
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