Form 10QSB
period 2006-09-30
APEX RESOURCES GROUP INC
filed 2006-11-14
CIK 742248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number              0-11695

APEX RESOURCES GROUP, INC.
(Exact name of registrant as specified in charter)

UTAH	87-0403828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 S. Main Street, Suite 1300, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code

(801) 534-4450
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

Common stock, par value $.001; 92,625,212 shares outstanding as of November 10, 2006.

PART I - FINANCIAL INFORMATION

This filing contains certain forward-looking statements. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company’s industry, including competition from much larger competitors; technological advances which could render the Company’s products less competitive or obsolete; and changes in laws and regulation that effect the Company.

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Apex Resources Group, Inc., (development stage company) at September 30, 2006 and June 30, 2005, the statements of operations for the three months ended September 30, 2006 and 2005 and the period from inception (January 27, 1984) to September 30, 2006 and statements of cash flows for the three months ended September, 2006 and 2005 and the period from inception (January 27, 1984) to September 30, 2006, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2006, are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	September 30, 2006	June 30, 2006
CURRENT ASSETS
Cash	43,036	6,775
Total Current Assets	43,036	6,775

PROPERTY AND EQUIPMENT - net of accumulated
Depreciation	114,511	167,005

OTHER ASSETS
Accounts receivable - affiliates	59,010	70,210
Oil leases	67,913	67,913
Available for sale securities	2,428	2,428
Land	89,845	92,679
	219,196	233,230

Total Assets	376,743	407,010

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	86,096	74,718
Note Payable - Land	-	-
Accounts payable - related parties	313,694	807,686
Total Current Liabilities	399,790	882,404

STOCKHOLDERS' (DEFICIT) EQUITY

Common stock 400,000,000 shares authorized, at $.001 par value; 98,559,753 issued and outstanding	98,560	92,625
Capital in excess of par value	11,456,182	10,983,235
Less stock subscriptions receivable	(2,427,000)	(2,427,000)
Deficit accumulated during the development stage	(9,150,789)	(9,124,254)
Total Stockholders' (Deficit) Equity	(23,047)	(475,394)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	376,743	407,010

See accompanying notes to the financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	September 30,		Jan. 27, 1984 (date of inception of development stage) to September 30,
	2006	2005	2006

REVENUES
Other non-operating income	$650	$2,497	$368,793

EXPENSES
Exploration, development and administrative - Note 7	71,313	118,497	10,735,563
Depreciation	5,328	6,000	177,430

Total operating expenses	76,641	124,497	10,912,993

NET (LOSS) - before other income (expense)	(75,991)	(122,000)	(10,544,200)

Gain on sale of assets	50,028	-	1,420,337
Loss on land foreclosure	-	-	(1,744)
Interest expense	(572)	-	(25,182)

NET (LOSS)	(26,535)	(122,000)	(9,150,789)

Basic net (loss) per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	104,844,195	92,625,212

See accompanying notes to the financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	September 30		Jan. 27, 1984 (date of inception of development stage) to September 30,
	2006	2005	2006

Cash flows from operating activities:
Net (loss)	$(26,535)	$(122,000)	$(9,150,789)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,328	6,000	153,715
Common stock issued for services and expenses	478,881	-	5,800,973
Gain on sale of assets	(50,028)	-	(1,420,337)
(Increase) decrease in accounts receivable	11,200	-	(59,010)
Increase (decrease) in liabilities	(482,615)	121,527	399,790
Net cash used in operating activities	$(63,769)	$5,527	$(4,275,658)

Cash flows from investing activities:
Purchase of investments	$-	$-	$(2,428)
Net proceeds from sale of assets	100,028	-	1,916,135
Purchase of oil & gas leases and mining claims	-	-	(67,913)
Purchase of property and equipment	-	-	(616,225)
	100,028	-	1,229,569

Cash flows from financing activities:
Payment of notes payable	$-	$-	$(137,917)
Proceeds from notes payable	-	-	277,915
Net proceeds from issuance of common stock	-	-	2,949,127
	-	-	3,089,125

Net increase (decrease) in cash and cash equivalents	36,259	5,527	43,036
Cash and cash equivalents, beginning of period	6,777	18,507	-

Cash and cash equivalents, end of period	$43,036	$24,034	$43,036

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

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

The interim financial statements of Apex Resources Group, Inc. for the three months ended September 30, 2006 are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2006 and the results of operations and cash flows for the three months ended September 30, 2006.

The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results for a full year period.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

The Company’s property and equipment consists of the following:

Office equipment	145,880
Residential rentals	117,345
Less accumulated depreciation	(148,714)
114,511

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
September 30, 2006

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

At September 30, 2006, the Company had an approximate net operating loss available for carry forward of $9,000,000. The tax benefit of approximately $2,700,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2005 through 2026.

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
September 30, 2006

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and a consultant have acquired approximately 30% of the outstanding common stock of the Company and have received the restricted common capital stock issued to them.

In July and August, 2006 the Company issued 5,934,541 shares of common stock at a value of $478,882 to certain shareholders, directors and officers for payment of services rendered to the Company that had been accrued as a liability of the Company

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2006

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (continued)

The Company has made no interest, demand loans to affiliates of $59,020. The affiliations resulted through common officers between the Company and its affiliates, and the Company owns 13% of the outstanding stock of one of the affiliates.

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

6. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses shown in the statement of operations under exploration, development, and administrative.

	September 30,
	2006	2005
Travel	$4,255	$17,176
Office expenses	16,868	7,950
Professional	13,318	11,020
Consultants	21,772	69,782
Promotional	443	-
Rent	14,418	6,343
Exploration and development - oil and gas	-	-
Other	239	6,226

	$71,313	$118,497

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

For a complete understanding, this Management’s Discussion and Analysis should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB and the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2006.

General

The Company is in the development stage and engaged in the acquisition of interests in gas and oil properties and the acquisition of interests in real estate. The Company has not been engaged in the production of any gas and oil. For a detailed description of the oil and gas and real estate holding of the Company, please see the Annual Report of the Company filed on Form 10-KSB for the year ended June 30, 2006. Following is a brief description of relevant events that occurred during the quarter ended September 30, 2006.

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

Real Estate Interests

Abbecombec Ocean Village Resort

On July 12, 2006 the Company sold one of its two vacation homes in the Abbecombec Ocean Village Resort. The proceeds from the sale totaled $100,028.80. The Company is currently trying to sell the remaining property, but will continue renting the vacation home until such time as it is sold. During the quarter, the occupancy rate for the remaining vacation homes was 100%. The income generated by the remaining property is subject to a number of factors, including the time of year, occupancy rates among similar properties in the area and economic conditions in general. This property is not subject to any mortgage or other obligation and the Company believes the property is adequately insured. At this time the Company has no plans to renovate or otherwise improve the remaining property.

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

The monthly rent for the Canadian office, located at 610-800 West Pender Street, Vancouver, British Colombia, Canada V6C 2V6, is $2,560 per month. The Company is planning to close this office in February of 2007.

Liquidity and Capital Resources

The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. During the three months ended September 30, 2006, the Company financed its operations primarily through credit arrangements extended to the Company from related parties. During the quarter ended December 31, 2004, the Company received subscriptions to purchase 18,000,000 shares of its common stock in private placement transactions for cash totaling $2,450,000. As of September 30, 2006, the Company has received $23,000. The Company’s balance sheet reflects the remaining balance as stock subscriptions receivable. During the quarter ended December 31, 2004, the Company caused its transfer agent to issue the 18,000,000 shares. These shares, however, are being held in escrow and will only be delivered out as funds are received by the Company. During the quarter ended September 30, 2006, the Company issued on July 17, 2006 and August 25, 2006, 4.4 million and 1.53 million shares of common stock, respectively, to an officer of the Company and to other parties, in satisfaction of amounts payable in the amount of $ 420,000. As a result, accounts payable to related parties decreased to $313,694 compared to $807,686 at June 30, 2006.

On September 30, 2006, the Company had cash on hand of $43,036.

The Company has plans to further develop its oil and gas properties, which will require substantial additional working capital that the Company does not currently have. Moreover, the Company does not anticipate significant revenue from its operating activities in the upcoming quarter.

Results of Operations

Comparison of the three months ended September 30,, 2006 and 2005

The Company sustained a net loss of $26,535 during the three months ended September 30, 2006 compared to a loss of $122,000 for the three months ended September 30, 2005. This decrease in loss was primarily the result of the Company engaging in limited operations during the three months ended September 30, 2006, compared to the same period of 2005, as a result of the Company having limited available funds. The Company incurred the following expenses:

	Three months ended
	September 30, 2006	September 30, 2005

Travel	$4,225	$17,176
Office expenses	16,868	7,950
Professional	13,318	11,020
Consultants	21,772	69,782
Promotional	443	-
Rent	14,418	6,343
Exploration and development - oil and gas	-	-
Other	239	6,226

Total	$71,313	$118,497

Travel expenses decreased $12,951 or 75% to $4,225 during the three months ended September 30, 2006 compared to September 30, 2005. This decrease in travel expenses was primarily the result of the Company engaging in limited operations during the three months ended September 30, 2006, compared to the same period of 2005, as a result of the Company having limited available funds. The Company anticipates travel expenses will remain fairly constant until such time as the Company obtains additional funding.

Office expenses increased $8,918 or 112% to $16,868 during the three months ended September 30, 2006 compared to the same period 2005. This increase is primarily the result of transferring the Company’s executive offices from Vancouver, British Columbia to Salt Lake City, Utah, while continuing to maintain the Vancouver, British Columbia office. The Company is planning to close the Vancouver office in February 2006 in an effort to reduce office expenses in connection with the limited funds available to the Company. The Company expects this increase in office expenses to be a one time event and anticipates that future office expenses will return to levels more consistent with those experienced in prior quarters.

Professional fees increased slightly from $11,020 to $13,318 during the three months ended September 30, 2006. The Company expects professional expenses to continue at rates consistent with those experienced during the first quarter of the 2007 fiscal year and until such time as the Company has additional funds available for use.

Consultants’ fees decreased $48,010 or 69% to $21,772 during the three months ended September 30, 2006 compared to three month period ended September 30, 2005. The Company has no employees, rather management retains consultants to provide the services the Company needs. Again, as a result of efforts to reduce expenses, the Company received only limited services from consultants during the three months ended September 30, 2006 compared to the same three month period of 2005. The Company expects consultants’ fees to continue at lower levels in upcoming quarters unless the Company is able to obtain additional funding.

The Company incurred limited promotional expenses during the quarter ended September 30, 2006, $443, as compared to $0 during the three months ended September 30, 2005. This limited increase in promotional expenses, is in line with the Company’s efforts to control expenses as much as possible. The Company will continue to limit promotional expenses until such time as need and funding justifies increasing promotional efforts.

Rent expenses increased $8,075 or 127% during the three months ended September 30, 2006 compared to 2005. We anticipate rents will remain consistent with those experienced during the three month ended September 30, 2006 until the office lease for the Company’s Vancouver office expires later this year.

During the three months ended September 30, 2006, the Company incurred $0 in exploration and development expenses, compared to $0 during the three months ended September 30, 2005. The Company anticipates exploration and development expenses in the future will increase and return to higher levels in the upcoming fiscal quarters if the Company is able to obtain additional funding.

Other expenses decreased to $ 239 for the three months ended September 30, 2006 compared to $6,226 for the three months ended September 30, 2005. We anticipate other expenses in the upcoming quarter will remain consistent with those experienced during the first fiscal quarter 2007.

The Company generated no operating income during the three months ended September 30, 2006 or 2005. Non-operating income during the three months ended September 30, 2006, was $650 compared to $2,497 during the three months ended September 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

APEX RESOURCES GROUP, INC.

Date: November 13, 2006	By:	/s/ John R. Rask
John R. Rask, President and Director

Date: November 13, 2006	By:	/s/ John M. Hickey
John M. Hickey, Secretary and Director