Form 10QSB
period 2006-12-31
APEX RESOURCES GROUP INC
filed 2007-02-09
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File number 0-11695

APEX RESOURCES GROUP, INC.
(Exact name of registrant as specified in charter)

UTAH	87-0403828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 S. Main Street, Suite 1300, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

(801) 534-4450
Registrant’s telephone number, including area code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [x] No [  ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Common stock, par value $.001; 110,681,870 shares outstanding as of January 31, 2007.

Transitional Small Business Disclosure Format: Yes [  ] No [x].

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet
	December 31, 2006	4

	Statements of Operations
	Three Months and Six Months Ended December 31, 2006 and 2005 and the Period from Inception (January 27, 1984) to December 31, 2006	5

	Statement of Cash Flows
	Six Months Ended December 31, 2006 and 2005 and the Period from Inception (January 27, 1984) to December 31, 2006	6

	Notes to Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Controls and Procedures	18

PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 6.	Exhibits	19

	Signatures	20

PART I - FINANCIAL INFORMATION

This filing contains certain forward-looking statements. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include but are not limited to economic conditions generally and in the industries in which the Company participate; competition within the Company’s industry, including competition from much larger competitors; and changes in laws and regulation that effect the Company.

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheet of Apex Resources Group, Inc., (development stage company) at December 31, 2006, the statements of operations for the three and six months ended December 31, 2006 and 2005 and the period from inception (January 27, 1984) to December 31, 2006 and statements of cash flows for the six months ended December 31, 2006 and 2005 and the period from inception (January 27, 1984) to December 31, 2006, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2006, are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31 2006
CURRENT ASSETS
Cash	56,648
Total Current Assets	56,648

PROPERTY AND EQUIPMENT - net of accumulated
Depreciation	109,183

OTHER ASSETS
Accounts receivable - affiliates	66,879
Oil leases	67,913
Available for sale securities	2,428
Land	34,352
171,572

Total Assets	337,403

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	89,622
Note Payable - Land	-
Accounts payable - related parties	84,129
Total Current Liabilities	173,751

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock
400,000,000 shares authorized, at $.001 par value; 110,681,870 issued and outstanding	110,682
Capital in excess of par value	9,295,281
Less stock subscriptions receivable	(54,209)
Deficit accumulated during the development stage	(9,188,102)
Total Stockholders' (Deficit) Equity	163,652

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	337,403

See accompanying notes to financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	3 months ended December 31		6 months ended December 31		Jan. 27, 1984 (date of inception of development stage) to
	2006	2005	2006	2005	Dec 31, 2006

REVENUES
Other non-operating income	$-	$1,287	$650	$3,784	$368,793

EXPENSES

Exploration, development and administrative - Note 7	122,833	41,175	194,146	195,374	10,858,396
Depreciation	5,328	6,000	10,656	12,000	182,758

Total operating expenses	128,161	47,175	204,802	207,374	11,041,154

NET (LOSS) - before other income (expense)	(128,161)	(45,888)	(204,152)	(203,590)	(10,672,361)

Gain on sale of assets	91,608	-	141,636	40,993	1,511,945
Loss on land foreclosure	-	-	-	(20,525)	(1,744)
Interest expense	(760)	(2,697)	(1,332)	(1,744)	(25,942)

NET (LOSS)	(37,313)	(48,585)	(63,848)	(184,866)	(9,188,102)

Basic net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	104,844,195	92,625,000	104,844,195	92,625,000

See accompanying notes to financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	6 months ended December 31,		Jan. 27, 1984 (date of inception of development stage) to
	2006	2005	Dec 31, 2006

Cash flows from operating activities:
Net (loss)	$(63,848)	$(184,866)	$(9,188,102)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	10,656	12,000	182,758
Common stock issued for services and expenses	-	-	5,322,092
Gain on sale of assets	(141,636)	-	(1,511,945)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,331	(269)	(66,879)
Increase (decrease) in liabilities	(5,761)	(38,676)	876,643
Net cash used in operating activities	$(197,258)	$(211,811)	$(4,385,433)

Cash flows from investing activities:
Purchase of investments	$-	$-	$(2,428)
Net proceeds from sale of assets	247,131	-	2,039,521
Purchase of oil & gas leases and mining claims	-	-	(67,913)
Purchase of property and equipment	-	215,989	(616,225)
Net cash provided by investing activities	247,131	215,989	1,352,955

Cash flows from financing activities:
Payment of notes payable	$-	$-	$(137,917)
Proceeds from notes payable	-	-	277,916
Net proceeds from issuance of common stock	-	-	2,949,127
Net cash provided by financing activities	-	-	3,089,126

Net increase (decrease) in cash and cash equivalents	49,873	4,178	56,648
Cash and cash equivalents, beginning of period	6,775	18,507	-

Cash and cash equivalents, end of period	$56,648	$22,685	$56,648

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Noncash financing activities:
Common stock issued for debt	$600,103
Stock subscriptions canceled	$(2,450,000)
Common stock issued under stock subscription	$180,000

See accompanying notes to financial statements

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

The interim financial statements of Apex Resources Group, Inc. for the three and six months ended December 31, 2006 are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2006 and the results of operations and cash flows for the three and six months ended December 31, 2006.

The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results for a full year period.

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

Property and Equipment

The Company’s property and equipment consists of the following:

Office equipment	145,880
Residential rentals	117,345
Less accumulated depreciation	(154,042)
109,183

Office equipment is depreciated on the straight line method over five and seven years and the residential rentals are depreciated on the straight line method over forty years.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

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

At December 31, 2006, the Company had an approximate net operating loss available for carry forward of $9,200,000. The tax benefit of approximately $2,760,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers will expire beginning in the years 2005 through 2026.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

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
December 31, 2006

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and a consultant have acquired approximately 30% of the outstanding common stock of the Company and have received the restricted common capital stock issued to them.

In July and August, 2006 the Company issued 5,934,541 shares of common stock at a value of $478,882 to certain shareholders, directors and officers for payment of services rendered to the Company that had been accrued as a liability of the Company.

In November 2006, the Company issued 12,122,117 shares of common stock at a value of $121,221 to affiliated entities, for payment of services rendered to the Company that had been  previously accrued as a liability of the Company.

In November 2006, the Company issued 6,000,000 shares of common stock at a value of $60,000 to affiliated entities.

The Company has made no interest, demand loans to affiliates of $66,879. The affiliations resulted through common officers between the company and its affiliates, and the Company owns 13% of the outstanding stock of one of the affiliates.

5. STOCKHOLDERS’ EQUITY

Additionally, in November 2006, the Company canceled stock subscription agreements for which 18,000,000 shares of common stock had been issued, as related amounts were deemed to be uncollectible. The related shares of common stock were also canceled. Then, in November 2006, the Company issued another 18,000,000 shares of common stock under new stock subscription agreements, at a value of $180,000 (6,000,000 of these shares were to related parties as disclosed in Footnote 4). At December 31, 2006, $54,209 remains a stock subscription receivable.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2006

7. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses, for the three and six months ended December 31, shown in the statement of operations under exploration, development, and administrative.

	Three months ended,
	December 31
	2006	2005

Travel	$12,964	$929
Advertising	12,983	-
Office expenses	19,144	9,912
Professional	13,903	3,000
Consultants	57,201	2,677
Rent	6,638	18,862
Other	-	5,795

	$122,833	$41,175

	Six months ended,
	December 31,
	2006	2005

Travel	$17,219	$20,014
Advertising	13,426	-
Office expenses	36,012	18,024
Professional	27,221	18,529
Consultants	79,212	72,459
Rent	21,056	37,551
Other	-	28,797

	$194,146	$195,374

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

For a complete understanding, this Management’s Discussion and Analysis should be read in conjunction with Part I- Item 1, Financial Statements to this Form 10-QSB and the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2006.

General

The Company is in the development stage and engaged in the acquisition of small interests in gas and oil properties and the acquisition of interests in real estate. The Company has not been engaged in the production of any gas and oil. For a detailed description of the oil and gas and real estate holding of the Company, please see the Annual Report of the Company filed on Form 10-KSB for the year ended June 30, 2006. Following is a brief description of relevant events that occurred during the quarter ended December 31, 2006.

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

Bastian Bay Field, Plaquamines Parish, Louisiana

Last year, Imperial Petroleum Inc., the operator of Bastian Bay Field Lease #16152 in Plaquamines Parish Louisiana made a cash call to all participants in the well. The participants in the well were given the choice to pay the cash call or continue on a non-consent basis under which the non paying participants relinquishing half of their working interest. The Company determined that it was not in its best interest to meet the cash call. Therefore, the Company’s interest in this well decreased from 6.25% to 3.125%. As of this time Imperial has put work on the well on hold and has announced its intention to begin work again in the Spring of 2007.

Henry Dome Prospect, Texas

The Company owns 2.5 participation units in the Henry Dome Prospect in McMullen County, Texas, for $12,500. These units give the Company a 1.875% working interest in JB Henry Dome #1 well. Initial flow testing of the well demonstrated flow of 450,000 cubic feet of gas per day. Following initial testing, acid washing of the well was performed to attempt to increase flow rates. Additional testing is ongoing as the operator has encountered many problems with this well. As part of the additional testing, to try and increase the flow rate of gas, the operator is planning on installing an electric generator. Installation was expected to occur in November of 2006 but has been rescheduled for the Spring of 2007. The estimated life expectancy of this well is at least six years.

Real Estate Interests

Abbecombec Ocean Village Resort

The Company is currently trying to sell this property, and had discontinued renting the vacation home until such time as it is sold. This property is not subject to any mortgage or other obligation and the Company believes the property is adequately insured. At this time the Company has no plans to renovate or otherwise improve the property.

Cowichan Lake, Victoria, B.C.

The Company owns one lot on Upper Point Ideal Road in the Cowichan Lake District in Victoria B.C. The Company owns this lot free and clear of any mortgage, debt, encumbrance or obligation. The Company is currently attempting to sell this lot. The Company acquired this property for investment purposes and has no present intent to develop or improve this parcel.

The Company also owns approximately 11,146,679 or 10.1% of the outstanding common shares of Omega Ventures Group, Inc., a corporation whose common stock is traded on the Over-the-Counter Bulletin Board, stock symbol “OMGV.”

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

Liquidity and Capital Resources

The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. During the three months ended December 31, 2006, the Company financed its operations primarily through credit arrangements extended to the Company from related parties. During the quarter ended December 31, 2004, the Company received subscriptions to purchase 18,000,000 shares of its common stock in private placement transactions for cash totaling $2,450,000. These shares, however, were being held in escrow for delivery out as funds were received by the Company. As of December 31, 2006, the Company had received $23,000 for the shares. In November 2006, the Company canceled the stock subscription agreements for which the 18,000,000 shares of common stock had been issued, as related amounts were deemed to be uncollectible. The related shares of common stock were also cancelled. Then, in November 2006, the Company issued another 18,000,000 shares of common stock under new stock subscription agreements; at a value of $180,000 (6,000,000 of these shares were to related parties. During the quarter ended December 31, 2006, the Company issued on Month Day, 2006 and Month Day, 2006, Number of shares and Number of shares of common stock, respectively, to an officer of the Company and to other parties, in satisfaction of amounts payable in the amount of $ ??. As a result, accounts payable to related parties decreased to $84,129 compared to $313,694 at September 30, 2006. As a result, accounts payable to related parties decreased to $313,694 compared to $807,686 at June 30, 2006. On December 31, 2006, the Company had cash on hand of $56,648.

The Company has plans to further develop its oil and gas properties, which will require substantial additional working capital that the Company does not currently have. Moreover, the Company does not anticipate significant revenue from its operating activities in the upcoming quarter.

Results of Operations

Comparison of the three months ended December 31, 2006 and 2005

The Company sustained a net loss of $37,313 during the three months ended December 31, 2006 compared to a loss of $48,585 for the three months ended December 31, 2005. This decrease in loss was primarily the result of the Company engaging in more limited operations during the three months ended December 31, 2006, compared to the same period of 2005, as a result of the Company having limited available funds. The Company incurred the following expenses:

	Three months ended,
	December 31
	2006	2005

Travel	$12,964	$929
Advertising	12,983	-
Office expenses	19,144	9,912
Professional	13,903	3,000
Consultants	57,201	2,677
Rent	6,638	18,862
Other	-	5,795

Total	$122,833	$41,175

Travel expenses increased $12,035 or 1295.5% to $12,964 during the three months ended December 31, 2006 compared to December 31, 2005. This increase in travel expenses was primarily the result of the Board of Directors traveling to investigate potential investment opportunities during the three months ended December 31, 2006, compared to the same period of 2005. The Company expects this increase in travel expenses to a one time event and anticipates travel expenses will return to levels more consistent with those experienced in prior quarters.

Office expenses increased $9,232 or 93.1% to $19,144 during the three months ended December 31, 2006 compared to the same period 2005. This increase is primarily the result of transferring the Company’s executive offices from Vancouver, British Columbia to Salt Lake City, Utah, while continuing to maintain the Vancouver, British Columbia office. The Company is planning to close the Vancouver office in February 2007 in an effort to reduce office expenses in connection with the limited funds available to the Company. The Company expects this increase in office expenses to be a one time event and anticipates that future office expenses will return to levels more consistent with those experienced in prior quarters.

Professional fees increased $10,903 or 363.4% to $13,903 during the three months ended December 31, 2006. The increase is primarily the result of professional fees incurred by the company seeking the assistance of its accounting firm in reviewing and maintaining the Company’s financial statement. The Company expects professional expenses to continue at rates consistent with those experienced during the first quarter of the 2007 fiscal year and until such time as the Company has additional funds available for use.

Consultants’ fees increased $54,524 or 2036.8% to $57,201 during the three months ended December 31, 2006 compared to three month period ended December 31, 2005. The Company has no employees, rather management retains consultants to provide the services the Company needs. Again, as a result of investigating potential investment ideas the Company expects this increase in Consultants’ fees will return to levels more consistent with those experienced in prior quarters.

Rent expenses decreased $12,224 or 64.8% during the three months ended December 31, 2006 compared to 2005. We anticipate rents will remain consistent with those experienced during the three month ended December 31, 2006 until the office lease for the Company’s Vancouver office expires in February 2007.

Other expenses decreased to $0 for the six months ended December 31, 2006 compared to $5,795 for the six months ended December 31, 2005. We anticipate other expenses in the upcoming quarter will remain consistent with those experienced during the second fiscal quarter of 2007.

The Company generated no operating income during the three months ended December 31, 2006 or 2005. Non-operating income during the three months ended December 31, 2006, was $0 compared to $1,287 during the three months ended December 31, 2005.

Comparison of the six months ended December 31, 2006 and 2005

The Company sustained a net loss of $63,848 during the six months ended December 31, 2006 compared to a loss of $184,866 for the six months ended December 31, 2005. This decrease in loss was primarily the result of the Company engaging in more limited operations during the six months ended December 31, 2006, compared to the same period of 2005, as a result of the Company having limited available funds. The Company incurred the following expenses:

	Six months ended,
	December 31,
	2006	2005

Travel	$17,219	$20,014
Advertising	13,426	-
Office expenses	36,012	18,024
Professional	27,221	18,529
Consultants	79,212	72,459
Rent	21,056	37,551
Other	-	28,797

Total	$194,146	$195,374

Travel expenses decreased $2,795 or 13.9% to $17,219 during the six months ended December 31, 2006 compared to December 31, 2005. This decrease in travel expenses was primarily the result of the Company engaging in limited operations during the six months ended December 31, 2006, compared to the same period of 2005, as a result of the Company having limited available funds. The Company anticipates travel expenses will remain fairly constant until such time as the Company obtains additional funding.

Office expenses increased $17,988 or 99.8% to $36,012 during the six months ended December 31, 2006 compared to the same period 2005. This increase is primarily the result of transferring the Company’s executive offices from Vancouver, British Columbia to Salt Lake City, Utah, while continuing to maintain the Vancouver, British Columbia office. The Company is planning to close the Vancouver office in February 2007 in an effort to reduce office expenses in connection with the limited funds available to the Company. The Company expects this increase in office expenses to be a one time event and anticipates that future office expenses will return to levels more consistent with those experienced in prior quarters.

Professional fees increased $8,692 or 46.9% to $27,221 during the six months ended December 31, 2006. The increase is primarily the result of professional fees incurred by the company seeking the assistance of its accounting firm in reviewing and maintaining the Company’s financial statement. The Company expects professional expenses to continue at rates consistent with those experienced during the first quarter of the 2007 fiscal year and until such time as the Company has additional funds available for use.

Consultants’ fees increased $6,753 or 9.3% to $79,212 during the six months ended December 31, 2006 compared to six month period ended December 31, 2005. The Company has no employees, rather management retains consultants to provide the services the Company needs. Again, as a result of efforts to reduce expenses, the Company received approximately the same services from consultants during the six months ended December 31, 2006 compared to the same six month period of 2005. The Company expects consultants’ fees to continue at the lower levels incurred during the current fiscal year in upcoming quarters unless the Company is able to obtain additional funding.

Rent expenses decreased $16,495 or 43.9% during the six months ended December 31, 2006 compared to 2005. We anticipate rents will remain consistent with those experienced during the six month ended December 31, 2006 until the office lease for the Company’s Vancouver office expires in February 2007.

Other expenses decreased to $0 for the six months ended December 31, 2006 compared to $28,797 for the six months ended December 31, 2005. We anticipate other expenses in the upcoming quarter will remain consistent with those experienced during the second fiscal quarter of 2007.

The Company generated no operating income during the six months ended December 31, 2006 and 2005. Non-operating income during the six months ended December 31, 2006, was $650 compared to $3,784 during the three months ended December 31, 2005.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 29, 2006, the Company terminated seven subscription agreements for a total of 18,000,000 shares at varying amounts, ranging from $0.05 to $0.20 per share for a total of $2,450,000.00. The agreements that were terminated were subscription agreements with Roger Reynolds for 2,000,000 shares entered into on November 22, 2004, Global Capital SA for 3,000,000 shares and Nevada Holdings for 3,000,000 shares entered into on November 29, 2004, Redwood Management, Ltd. for 2,500,000 shares and Network Capital Group, Inc. for 2,500,000 shares entered into on December 8, 2004 and Royce Enterprises, Ltd. for 2,500,000 shares and Spectrum Financial Corp. for 2,500,000 shares entered into on December 22, 2004.

On November 29, 2006, the Company issued 2,780,450 restricted common shares to Olympus Capital Group Inc. These shares were issued to retire debts of $21,869.14 owed to Global Capital Group, and $5,935.36 owed to Olympus Capital Group, Inc. The debts were first incurred when the Company received from Global Capital Group a cash loan totaling $21,869.14 and a cash loan from Olympus Capital Group, Inc., totaling $5,935.36. At the request of Global Capital the shares where issued to Olympus Capital Group, Inc. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. The transaction by the Company did not involve any public offering.

On November 29, 2006, the Company issued 4,200,000 restricted common shares to Navigator Capital Inc., 1,991,667 restricted common shares to Michael Gill Enterprises, 2,100,000 restricted common shares to Chicago Management Corp. and 1,050,000 restricted common shares to Siam Oceanic Fund Ltd.

The 4,200,000 restricted common shares of our restricted common stock issued to Navigator Capital Inc. were issued to retire a $42,000 loan made to the Company by Global Capital. At the request of Global Capital the shares where issued to Navigator Capital, Inc.

1,991,667 restricted common shares where issued to Michael Gill Enterprises to retire a $19,917 loan made to the Company by Michael Gill Enterprises. 2,100,000 restricted common shares where issued to Chicago Management Corp. to retire a $21,000 loan made to the Company by Chicago Management Corp., a non related party. The debt was incurred for investor relations services rendered to the Company. 1,050,000 restricted common shares where issued to Siam Oceanic Fund Ltd. to retire a $10,500 loan made the Company by Siam Oceanic Fund Ltd., a non related party.

The shares issued to Navigator Capital, Inc, Michael Gill Enterprises, Chicago Management Corp. and Siam Oceanic Fund, Ltd. were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under regulations for securities issued to foreign investors.

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

APEX RESOURCES GROUP, INC.

Date: February 7, 2007	By:	/s/ John R. Rask
John R. Rask, President and Director

Date: February 7, 2007	By:	/s/ John M. Hickey
John M. Hickey, Secretary and Director