Form 10QSB
period 2007-03-31
APEX RESOURCES GROUP INC
filed 2007-05-14
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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
Yes [   ]  No [X]

As of May 10, 2007, the Company had 120,681,870 shares of its $.001 par value, common stock outstanding.

Transitional Small Business Disclosure Format:
Yes [   ]  No [X]

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

The accompanying balance sheet of Apex Resources Group, Inc., (development stage company) at March 31, 2007, the statements of operations for the three and nine months ended March 31, 2007 and 2006 and the period from inception (January 27, 1984) to March 31, 2007 and statements of cash flows for the nine months ended March 31, 2007 and 2006 and the period from inception (January 27, 1984) to March 31, 2007, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	March 31, 2007	June 30, 2006
CURRENT ASSETS
Cash	9,770	6,775
Total Current Assets	9,770	6,775

PROPERTY AND EQUIPMENT - net of accumulated depreciation	103,183	167,005

OTHER ASSETS
Accounts receivable - affiliates	49,879	70,210
Oil leases	67,913	67,913
Available for sale securities	2,428	2,428
Land	34,352	92,679
Land - Canada	-
	154,572	233,230

Total Assets	267,525	407,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	168,850	74,718
Note Payable - Land	-	-
Accounts payable - related parties	67,056	807,686
Total Current Liabilities	235,906	882,404

STOCKHOLDERS' EQUITY
Common stock
400,000,000 shares authorized, at $.001 par value; 120,681,870 issued and outstanding	120,682	92,625
Capital in excess of par value	9,505,281	10,983,235
Less stock subscriptions receivable	(274,209)	(2,427,000)
Deficit accumulated during the development stage	(9,320,135)	(9,124,254)
Total Stockholders' Equity	31,619	(475,394)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	267,525	407,010

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	3 months ended March 31,		9 months ended March 31		Jan. 27, 1984 (date of inception of development stage) to March 31,
	2007	2006	2007	2006	2007

REVENUES
Other non-operating income	$318	$1,299	$968	$5,083	$369,111

EXPENSES
Exploration, development and administrative - Note 6	124,511	42,877	318,657	238,686	10,982,907
Depreciation	6,000	6,000	16,656	18,000	188,758

Total operating expenses	130,511	48,877	335,313	256,686	11,171,665

NET (LOSS) - before other income (expense)	(130,193)	(47,578)	(334,345)	(251,603)	(10,802,554)

Gain on sale of assets	-	-	141,636	39,249	1,511,945
Loss on land foreclosure					(1,744)
Interest expense	(1,840)	(2,000)	(3,172)	(22,525)	(27,782)

NET (LOSS)	(132,033)	(49,578)	(195,881)	(234,879)	(9,320,135)

Basic net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	114,015,203	92,625,000	107,901,198	92,625,000

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	9 months ended March 31,		Jan. 27, 1984 (date of inception of development stage) to March 31,
	2007	2006	2007

Cash flows from operating activities:
Net (loss)	$(195,881)	$(234,879)	$(9,320,135)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	16,656	18,000	188,758
Gain on sale of assets	(141,636)	(39,249)	(1,511,945)
Common stock issued for services	-	-	5,322,092
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	20,331	(357)	(49,879)
Increase (decrease) in liabilities	56,394	223,092	938,798
Net cash used in operating activities	$(244,136)	$(33,393)	(4,432,311)

Cash flows from investing activities:
Purchase of investments	$-	$-	(2,428)
Proceeds from sale of assets	247,131	36,415	2,039,521
Purchase of oil & gas leases and mining claims	-	-	(67,913)
Purchase of property and equipment	-	-	(616,225)
Net cash provided by investing activities	247,131	36,415	1,352,955

Cash flows from financing activities:
Payment of notes payable	-	(137,917)
Proceeds from notes payable	-	277,916
Net proceeds from issuance of common stock	-	-	2,949,127
Net cash provided by financing activities	3,089,126

Net increase (decrease) in cash and cash equivalents	2,995	3,022	9,770
Cash and cash equivalents, beginning of period	6,775	18,507	-

Cash and cash equivalents, end of period	$9,770	$21,529	$9,770

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Common stock issued for debt	$600,103	$-	$600,103
Common stock subscriptions canceled	$(2,450,000)	$-	$(2,450,000)
Common stock issued - stock subscription	$400,000		$400,000

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

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

The interim financial statements of Apex Resources Group, Inc. for the three and nine months ended March 31, 2007 are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2007 and the results of operations and cash flows for the three and nine months ended March 31, 2007.

The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results for a full year period.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

The Company’s property and equipment consists of the following:

Office equipment	145,880
Residential rentals	117,345
Less accumulated depreciation	(160,042)
103,183

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
March 31, 2007

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

At March 31, 2007, the Company had an approximate net operating loss available for carry forward of $9,320,000. The tax benefit of approximately $2,800,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

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
March 31, 2007

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007

4. STOCKHOLDERS’ EQUITY

In November 2006, the Company canceled stock subscription agreements for which 18,000,000 shares of common stock had been issued, as related amounts were deemed to be uncollectible. The related shares of common stock were also canceled. Then, in November 2006, the Company issued another 18,000,000 shares of common stock under new stock subscription agreements, at a value of $180,000 (6,000,000 of these shares were to related parties as disclosed in Footnote 4). On March 31, 2007, the Company also issued stock subscription agreements for the purchase of 10,000,000 “units” through a private placement offering. Each unit consists of one share of common stock and one warrant. Each unit was sold at a price of $0.022 per unit. Each warrant entitles the holder to purchase one additional share of stock at an exercise price of $0.03 per share with the warrants expiring one year from the date of issuance. At March 31, 2007, the Company had recorded $274,209 in stock subscriptions receivable.

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

6. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses, for the nine months ended March 31, shown in the statement of operations under exploration, development, and administrative.

	March 31,
	2007	2006

Travel	$40,478	$27,754
Advertising	28,260	-
Office expenses	67,260	25,404
Professional	35,384	22,047
Consultants	116,974	72,862
Rent	25,405	44,179
Exploration and development oil & gas	4,896	1,030
Other	-	45,410

	$318,657	$238,686

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

For a complete understanding, this Management’s Discussion and Analysis should be read in conjunction with Part I- Item 1, Financial Statements to this Form 10-QSB and the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2006.

General

The Company is in the development stage and engaged in the acquisition of small interests in gas and oil properties and the acquisition of interests in real estate. The Company has not been engaged in the production of any gas and oil. For a detailed description of the oil and gas and real estate holding of the Company, please see the Annual Report of the Company filed on Form 10-KSB for the year ended June 30, 2006. Following is a brief description of relevant events that occurred during the quarter ended March 31, 2007.

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

Bastian Bay Field, Plaquamines Parish, Louisiana

Last year, Imperial Petroleum Inc., the operator of Bastian Bay Field Lease #16152 in Plaquamines Parish Louisiana made a cash call to all participants in the well. The participants in the well were given the choice to pay the cash call or continue on a non-consent basis under which the non paying participants relinquishing half of their working interest. The Company determined that it was not in its best interest to meet the cash call. Therefore, the Company’s interest in this well decreased from 6.25% to 3.125%. As of this time Imperial has put work on the well on hold and the Company does not know when they expect to begin work again.

Henry Dome Prospect, Texas

The Company owns 2.5 participation units in the Henry Dome Prospect in McMullen County, Texas, for $12,500. These units give the Company a 1.875% working interest in JB Henry Dome #1 well. Initial flow testing of the well demonstrated flow of 450,000 cubic feet of gas per day. Following initial testing, acid washing of the well was performed to attempt to increase flow rates. Additional testing is ongoing as the operator has encountered many problems with this well. As part of the additional testing, to try and increase the flow rate of gas, the operator is planning on installing an electric generator. Installation of the electric generator occurred during the quarter. We expect the well will be opened in the next few months.

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

Liquidity and Capital Resources

The Company currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. During the three months ended March 31, 2007, the Company financed part of its operations through cash on hand, as cash on hand at the end of the decreased to $9,770 from $56,648 at the beginning of the quarter. The Company also borrowed funds from a related party to help fund operations during the quarter. During the quarter accounts payable increased from $89,622 to $168,850.

The Company has plans to further develop its oil and gas properties, which will require substantial additional working capital that the Company does not currently have. Moreover, the Company does not anticipate significant revenue from its operating activities in the upcoming quarter.

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006

The Company sustained a net loss of $132,033 during the three months ended March 31, 2007 compared to a loss of $49,578 for the three months ended March 31, 2006 as the Company engaged in more active operations during the first quarter 2007 than in the first quarter 2006. The Company incurred the following expenses:

	Three months ended
	March 31,
	2007	2006

Travel	$23,259	$7,740
Advertising	14,834	-
Office expenses	31,248	7,380
Professional	8,163	3,518
Consultants	37,762	403
Rent	4,349	6,628
Exploration and development oil & gas	4,896	1,030
Other	-	16,178

	$124,511	$42,877

Travel expenses increased $15,519 or 201% to during the three months ended March 31, 2007 compared to March 31, 2006. This increase in travel expenses was primarily the result of increased travel by management to meet with the Company’s legal and accounting professionals in connection with the preparation of SEC filings. The Company expects travel expenses in future quarters to be more or less consistent with expenses realized during the three months ended March 31, 2007.

During the three months ended March 31, 2007 we incurred $14,834 in advertising expense, compared to $0 during the three months ended March 31, 2006. Advertising expense was largely related to the cost of issuing press releases and other information regarding the Company. The Company anticipates advertising expense will continue to remain at about the same level as experienced during the third quarter throughout the remainder of the fiscal year.

Office expenses increased $24,048 or 326% to $31,248 during the three months ended March 31, 2007 compared to the same period 2006. This increase was attributable to the costs of office relocation and the closing of the Company’s offices in Canada. We do not expect office expenses to continue to rise in upcoming quarters.

Professional fees increased $4,645 or 132% during the three months ended March 31, 2007. The increase is primarily the result of professional fees incurred by the Company seeking the assistance of its accounting and legal firms firm in reviewing and assisting in the preparation of the Company’s financial statements and reports to the SEC. The Company expects professional expenses will continue at rates consistent with or higher than those experienced during the quarter as a result of increasing legal and accounting costs associated with being a public company.

During the three months ended March 31, 2007 consultants’ fees increased to 37,762 from $403 during the three months ended March 31, 2006 as the Company retained the services of an additional consultant. The Company has no employees, rather management retains consultants to provide the services the Company needs. The Company expects consultants’ fees to continue to be higher throughout the remainder of the current fiscal year.

Rent expenses decreased $2,279 or 34% during the three months ended March 31, 2007 compared to 2006 as a result of the termination of the lease for our Vancouver office. We anticipate rents will remain consistent with those experienced during the three month ended March 31, 2007 in upcoming quarters.

Exploration and development expenses increased to $4,896 during the third fiscal quarter 2007 compared to $1,030 during the third fiscal quarter 2006. This increase is the result of works completed at the Henry Dome prospect. The Company does not expect to incur additional exploration and development costs during the balance of the current fiscal year.

Other expenses decreased to $0 for the three months ended March 31, 2007 compared to $16,613 for the three months ended March 31, 2006. We expect that other expenses will remain at consistent level in upcoming fiscal quarters.

The Company generated no operating income during the three months ended March 31, 2007 or 2006. Non-operating income during the three months ended March 31, 2007, was $318 compared to $1,299 during the three months ended March 31, 2006.

Comparison of the nine months ended March 31, 2007 and 2006

The Company sustained a net loss of $195,881 during the nine months ended March 31, 2007 compared to a loss of $234,879 for the nine months ended March 31, 2007. This decrease in loss was primarily the result of the Company realizing $141,636 on the sale of assets during fiscal 2007, compared to a gain on the sale of assets of only $39,249 during fiscal 2006. Otherwise, the Company incurred greater costs in fiscal 2007 than in fiscal 2006. The Company incurred the following expenses:

	Nine months ended,
	March 31,
	2007	2006

Travel	$40,478	$27,754
Advertising	28,260	-
Office expenses	67,260	25,404
Professional	35,384	22,047
Consultants	116,974	72,862
Rent	25,405	44,179
Exploration and development oil & gas	4,896	1,030
Other	-	45,410

	$318,657	$238,686

Travel expenses increased $12,724 or 46% during the nine months ended March 31, 2007 compared to March 31, 2007. This increase in travel expenses was primarily the result of increased travel by management to meet with the Company’s legal and accounting professionals in connection with the preparation of SEC filings and travel by the board of directors to investigate potential investment opportunities. We expect travel expenses will continue to be higher throughout the balance of the current fiscal year.

During the nine months ended March 31, 2007 we incurred $28,260 in advertising expense, compared to $0 during the three months ended March 31, 2006. Advertising expense was largely related to the cost of issuing press releases and other information regarding the Company. The Company anticipates advertising expense will continue to remain at about the same level as experienced during the third quarter throughout the remainder of the fiscal year.

Office expenses increased $41,856 or 165% during the nine months ended March 31, 2007 compared to the same period 2006. This increase is primarily the result of transferring the Company’s executive offices from Vancouver, British Columbia to Salt Lake City, Utah, while continuing to maintain the Vancouver, British Columbia office. And the costs associated with closing the Vancouver office in February 2007. With the closing of the Vancouver office we expect office expenses may be lower in upcoming fiscal quarters.

Professional fees increased $13,337 or 60% during the nine months ended March 31, 2007. The increase is primarily the result of increasing legal and accounting costs incurred by the Company in connection with compliance with its SEC reporting obligations. The Company expects professional expenses to continue at rates consistent with or even higher than those experienced during fiscal 2007.

Consultants’ fees increased $44,112 or 61% during the nine months ended March 31, 2007 compared to nine month period ended March 31, 2006. The Company has no employees, rather management retains consultants to provide the services the Company needs. This increase in consulting fees is the result of the Company relying upon the services of additional consultants during the current fiscal year. The Company expects consultants’ fees to remain constant throughout the balance of the current fiscal year.

Rent expenses decreased $18,774 or 42% during the nine months ended March 31, 2007 compared to 2006. As discussed above, during the current fiscal year the Company completed its lease in Vancouver, Canada and closed its Canadian office. The Company also relocated its offices in Salt Lake City to a smaller office which resulted in lower rents.

Exploration and development expenses increased to $4,896 during the nine months ended March 31, 2007 compared to $1,030 during the nine months ended March 31, 2006. This increase was the result of work completed at the Henry Dome prospect. We do not expect to incur additional exploration and development expenses during the current fiscal year.

Other expenses decreased to $0 for the nine months ended March 31, 2007 compared to $45,410 for the nine months ended March 31, 2006. We expect that other expenses will remain at consistent level in upcoming fiscal quarters.

The Company generated no operating income during the nine months ended March 31, 2007 and 2006. Non-operating income during the nine months ended March 31, 2007, was $968 compared to $5,083 during the nine months ended March 31, 2006.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to the quarter end, on May 5, 2007, the Company closed a private placement of units to four non-U.S. investors. Each unit consisted of one share of restricted Company common stock and one warrant to purchase an additional share of restricted common stock at an exercise price of $0.03 per share. The warrants are immediately exercisable and expire two years from the date they were issued. The unit price was $.022 per unit. The Company sold a total of 10,000,000 units.

Total proceeds from the private placement was $220,000. From the total proceeds, the Company will pay finders’ fees of up to 10% of the total amount raised. The finders’ fees will not be paid either directly or indirectly to any officer, director or greater than 10% shareholder of the Company.

All offers and sales were made to non-U.S. persons in offshore transactions. No directed selling efforts were made in the United State by the issuer, placement agent or any person acting on their behalf. The shares sold are subject to the offering restrictions set forth in Rule 903(b)(3), including a one-year distribution compliance period.

ITEM 5.	OTHER INFORMATION

On March 20, 2007, the board of directors appointed Sameer Chinoy to serve as a director of the corporation. Mr. Chinoy is 29 years of age. Mr. Chinoy is currently employed by Naekheel, a development company in Dubai, UAE, where he works in sales and marketing. During the past five years he has also been employed by Faronics Corporation, a Vancouver-based developer of utilities for multi-user computing environments. Mr. Chinoy also worked in sales and marketing at Faronics Corporation. Mr. Chinoy is not a director of any other SEC reporting issuer. Mr. Chinoy is not related to any Company officer or director.

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

APEX RESOURCES GROUP, INC.

Date: May 12, 2007	By:	/s/ John R. Rask
John R. Rask, President and Director

Date: May 12, 2007	By:	/s/ John M. Hickey
John M. Hickey, Secretary and Director