Form 10KSB
period 2007-06-30
APEX RESOURCES GROUP INC
filed 2007-10-15
CIK 742248

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended     June 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number   000-11695

APEX RESOURCES GROUP, INC.
(Name of Small Business Issuer in its charter)

UTAH	- 87-0403828 -
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 S. Main Street, Suite 1300, Salt Lake City, Utah	84111
(Address of principal executive Offices)	(Zip Code)

Issuer's telephone number:   (801) 534-4450

Securities registered pursuant to section 12(b) of the Exchange Act:  None

Securities registered pursuant to section 12(g) of the Exchange Act:  Common, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]  No [X].

The issuer’s revenue for its most recent fiscal year was: $1,089.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based on the average bid and asked price of such common equity as of October 11, 2007 was approximately $4,599,790.

As of October 8, 2007, the issuer had 120,681,870 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.  Yes [  ]     No [X]

Documents incorporated by reference: None

APEX RESOURCES GROUP, INC.

PART  I

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs, environmental factors and other factors detailed herein and in our other Securities and Exchange Commission filings.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.   DESCRIPTION OF BUSINESS

History and Organization

Apex Resources Group Inc. (“us”, “we” or the “Company”) is a development stage company.   We incorporated under the laws of the State of Utah on January 27, 1984.  We were organized primarily to hold overriding royalties of both producing and non-producing oil and gas properties.  Our Articles of Incorporation, however, authorize us to engage in all aspects of the oil and gas business and for any other lawful purpose.

In 1989, we transferred our assets in exchange for cancellation of outstanding debt and ceased operations until 1995.  Since 1995, we have been primarily engaged in the business of acquiring interests in oil and gas properties.

Our executive offices are located at 299 South Main Street, Suite 1300, Salt Lake City, Utah 84111.  Our telephone number is (801) 534-4450.  Our website is located at www.apexresourcesgroup.com.

Our Business

Our primary business is the acquisition of small working interests in oil and gas prospects for investment purposes.  We do not undertake exploration or drilling activities.  We are not an operator.  We do not engage in oil and gas production or sales activities.  Rather, we acquire small working interests in oil and gas prospects for investment purposes.

Although for the past few years we have had limited funds, we continue to investigate the acquisition of interests in oil and gas properties.  To date, we have and will continue to seek to acquire only minor interests in oil and gas prospects thereby diversifying our risk.  As a result of our strategy to participate only as a passive investor in these projects, we hope to keep our overhead to a minimum.

We seek to purchase interests for cash or in exchange for shares of our common stock, where allowed by law.  Any purchases made with cash will be made with cash on hand, internally generated capital, financed through conventional loans made by oil and gas lenders or through funds made available through equity financing.  We may consider issuing common stock to project owners in situations where the project has significant upside potential due to proven reserves that are behind pipe or that are undeveloped and for which traditional financing cannot be obtained.

Oil and Gas Prospects

We currently own working interests in three prospects.

Beaufort Sea

We hold a 3.745% working interest in the Beaufort Sea well Esso Pex Home, et. al. Itiyok I-27, consisting of 640 acres, located at Latitude 70-00', Longitude 134-00', Sections 7, 8, 17, 18, 27, 28 and 37.  License No. 55, dated April 22, 1987.  During 1982 and 1983 a consortium of companies participated in drilling, casing and testing the area to a depth of 12,980 feet.

The main partner in the project is Imperial Oil Resources.  A consortium of oil and gas companies has filed an application to build a natural gas pipeline that could be used to transport gas from the Beaufort Sea region, but the application has not been approved.  No current plans have been formulated to perform further work in the immediate Beaufort Sea area.  It is anticipated this area will not be developed until a pipeline is built.

Bastian Bay Field, Plaquamines Parish, Louisiana

Last year, Imperial Petroleum Inc., the operator of Bastian Bay Field Lease #16152 in Plaquamines Parish Louisiana made a cash call to all participants in the well.  The participants in the well were given the choice to pay the cash call or continue on a non-consent basis under which the non paying participants relinquishing half of their working interest.  We determined that it was not in our best interest to meet the cash call.  Therefore, our interest in this well decreased from 6.25% to 3.125%.  As of this time Imperial has put work on the well on hold and we do not know when they expect to begin work again.

Henry Dome Prospect, Texas

We own 2.5 participation units in the Henry Dome Prospect in McMullen County, Texas.  These units give us a 1.875% working interest in JB Henry Dome #1 well.  Initial flow testing of the well demonstrated flow of 450,000 cubic feet of gas per day.  Following initial testing, acid washing of the well was performed to attempt to increase flow rates.  Additional testing is ongoing as the operator has encountered many problems with this well.  We do not know when, or if, this well will be re-opened.

Market for Oil and Gas

The market for oil and gas production is regulated by federal, state and foreign governments.  The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price.  The major oil companies will purchase all crude oil offered for sale at posted field prices.  There are price adjustments for deviations from the quality standards established by the purchaser.  Oil sales are normally contracted with a “gatherer” which is a third-party who contracts to pickup the oil at the well site.  In some instances there may be deductions for transportation from the wellhead to the sales point.  The majority of crude oil purchasers do not at this time charge transportation fees, unless the well is outside their service area.  The oil gatherer will usually handle disbursements of sales revenue to both the owners of the well (a “working interest owner”) as well as payments to persons entitled to royalties as a result of such sales (“royalty owners”).  We typically will only be a working interest owner in the projects in which we invest.  By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well.  Royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the cost of operating the lease.  Therefore, in most instances, we will be paying the expenses for the oil and gas revenues paid to the royalty owners.

In contrast to sales of oil, gas purchasers pay the well operator 100% of the sales proceeds monthly for the previous month’s sales.  The operator is responsible for all checks and distributions to the working interest and royalty owners.  There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions.  It is our intention to utilize this market whenever possible.  We do not anticipate any significant change in the manner in which gas production is purchased, however, no assurance can be given that such changes will not occur in the future.

Competition

Given current market prices, the competition for interests in oil and gas prospects and producing properties is intense.  If funding becomes available to allow us to pursue additional investments, we will be competing with a number of other potential purchasers of prospects and producing properties, most, if not all, of which will have greater financial resources.  The bidding for working interests in prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices.  The presence in the market of bidders willing to pay prices higher than are supported by the our evaluation criteria could further limit our ability to invest in working interests in prospects and low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market.  In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for us to invest in or that we will be able to obtain financing for future investments.

Most, if not all, of our competitors have greater financial, personnel and other resources than do we and therefore have greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas.  Given current market prices, a high degree of competition in these areas is expected to continue indefinitely.

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

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 that amended various acts, including the Emergency Petroleum Allocation Act of 1973.  These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold.  All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn.  It is possible, however, that such controls may be reimposed in the future but when, if ever, such reimposition might occur and the effect thereof cannot be predicted.

Approvals to conduct oil and gas exploration and production operations are required from various governmental agencies.  There is no assurance when and if such approvals will be granted.

While we do not actively engage in exploration or production activities, governmental regulation effecting oil and gas exploration and production can have a direct impact upon the value of the our investments in working interests in oil and gas prospects.

Environmental Laws

We intend to invest only in leases where the operator has a history of conducting its operations in compliance with all applicable environmental laws.  The cost of such compliance has been and will be factored into the estimated costs of drilling and production.  The effects of applicable environmental laws add to the cost of operations and to add to the time it takes to bring a project to fruition.

Employees

We currently has no full-time employees.  Our officers, particularly our Corporate Secretary, provide services to the Company on an as needed basis.  To the extent other services are needed, we contract out those services to third parties.

Reports to Security holders

We file Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and other items with the Securities and Exchange Commission (SEC).  We provide free access to all of these SEC filings, as soon as reasonably practicable after filing, on our Internet web site located at www.apexresources.com.  In addition, the public may read and copy any documents we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains its Internet site www.sec.gov, which contains reports, proxy and information statements and other information filed in the SEC’s EDGAR system.

ITEM 2. DESCRIPTION OF PROPERTY

Rental Properties

Abbecombec Ocean Village Resort

Subsequent to the fiscal year end, in July 2007, we sold this property for $147,00 and received net proceeds of approximately $97,000 after deduction of closing costs and expenses.

We own no other rental properties.

Executive Offices

We currently lease 200 square feet of executive office space located at 299 South Main Street, Suite 1300, Salt Lake City, Utah 84111.  The offices are rented on a month-to-month basis for approximately $1,600 per month.  We believe this space will be sufficient for our needs for the foreseeable future.

We also own approximately 11,146,679 or 14.2% of the outstanding common shares of Omega Ventures Group, Inc., a corporation whose common stock is traded on the Over-the-Counter Bulletin Board, stock symbol “OMGV.”  Certain of our officers and directors, John Rask and John Hickey, also serve as officers and directors of Omega Ventures Group.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fiscal quarter ended June 30, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASD OTC Bulletin Board under the symbol “APXR."  As of October 8, 2007, we had approximately 950 shareholders of record holding 120,681,870 shares of our issued and outstanding common stock.

The published closing bid and ask quotations for the previous two fiscal years are included in the chart below.  These quotations represent prices between dealers and do not include retail markup, markdown or commissions.  In addition, these quotations do not represent actual transactions.

	BID PRICES		ASK PRICES
	HIGH	LOW	HIGH	LOW
2007-2006
Apr. thru June 2007	.14	.075	.15	.079
Jan. thru Mar. 2007	.10	.036	.11	.04
Oct. thru Dec. 2006	.056	.024	.06	.025
July thru Sep. 2006	.06	.04	.07	.045

2006-2005
Apr. thru June 2006	.07	.04	.075	.041
Jan. thru Mar. 2006	.06	.04	.063	.047
Oct. thru Dec. 2005	.125	.048	.129	.049
July thru Sep. 2005	.166	.075	.16	.08

The foregoing figures were furnished to the Company by Pink Sheets, L.L.C., 304 Hudson Street, 2nd Floor, New York, New York 10013.

Dividends

We have not declared a cash dividend on any class of common equity in the last two fiscal years.  There are no restrictions on our ability to pay cash dividends, other than state law which may limit our ability to pay dividends in cetain cases.  Our Board of Directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Securities for Issuance Under Equity Compensation Plans

We currently have no equity compensation plans and no securities outstanding under any equity compensation plan.

Unregistered Securities of Equity Securities

On May 5, 2007, we closed a private placement of units to four non-U.S. investors.  Each unit consisted of one share of our restricted common stock and one warrant to purchase an additional share of restricted common stock at an exercise price of $0.03 per share.  The warrants are immediately exercisable and expire two years from the date they were issued.  The unit price was $.022 per unit.  We sold a total of 10,000,000 units.

Total proceeds from the private placement was $220,000.  From the total proceeds, we paid a finders’ fees of 10% of the total amount raised.  The finders’ fee was not paid either directly or indirectly to any officer, director or greater than 10% shareholder of the Company.

All offers and sales were made to non-U.S. persons in offshore transactions.  No directed selling efforts were made in the United State by the issuer, placement agent or any person acting on their behalf.  The shares sold are subject to the offering restrictions set forth in Rule 903(b)(3), including a one-year distribution compliance period.

No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended June 30, 2007.

Repurchases of Equity Securities

During the quarter ended June 30, 2007, we did not repurchase any of our equity securities.

ITEM 6.  MANAGEMENTS’ DISCUSSION AND ANALYSIS
OR PLAN OF OPERATIONS

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our financial statements and the accompanying notes included elsewhere in this Form 10-KSB contains additional information that should be referred to when reviewing this material.

Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Please read Forward-Looking Information on page 4.

General

We are a development stage company engaged in the exploration of gas and oil.  We have been engaged in the gas and oil business since 1995.

Liquidity and Capital Resources

We currently does not have sufficient cash reserves or cash flow from operations to meet its cash requirements.  This raises substantial doubt about our ability to continue as a going concern.  During the year ended June 30, 2007, we financed our operations primarily through credit arrangements extended to us by related parties and through the sale of our equity securities in a private placement transaction.  During the quarter ended December 31, 2004, we received subscriptions to purchase 18,000,000 shares of its common stock in private placement transactions for cash totaling $2,450,000.  As of March 31, 2006, we had received $23,000.  Our balance sheet reflected the remaining balance as stock subscriptions receivable.  During the quarter ended December 31, 2004, we caused our transfer agent to issue the 18,000,000 shares.  These shares were placed in escrow for delivery only after we received funds.  During the 2007 fiscal year it became apparent to us that we were not going to receive the balance of the funds to pay for the shares subscribed for, so we cancelled the subscription agreements and returned the shares held in escrow for cancellation and return to the treasury of the Company.

During the year we used our shares to reduce our debt obligations.  During the first quarter, we issued 1,483,636 restricted shares of our common stock to John Hickey in full satisfaction of services rendered to the Company during the fourth fiscal quarter 2005 through the fourth fiscal quarter 2006.  The shares were issued in satisfaction of services rendered totaling approximately $105,000.  During our first fiscal quarter 2007 we also issued an aggregate of 4,450,905 to three parties for services rendered from the fourth fiscal quarter 2005 through the fourth fiscal quarter 2006 totaling $315,000. Two of the parties were issued shares for investor relations services provided to the Company.  The third party received the shares in satisfaction of amounts we owed in connection with the leasing of office furnishings and equipment.  During the second fiscal quarter 2007 we issued 12,122,117 restricted shares of our common stock to five entities in settlement of loans we received from these parties in the aggregate amount of $121,221.

During the fourth fiscal quarter 2007 we sold 10,000,000 Units, consisting of one share of our common stock and one warrant to purchase an additional share of our common stock in a private placement transaction.  Gross proceeds from the private placement were $220,000.

Finally, during the year we sold our rental properties for $247,131 and realized a gain on the sale of those properties of $141,636.  The sale of rental properties is a one-time event.  Subsequent to the fiscal year end, in July 2007 we sold our final rental property for $147,000 and realized net proceeds from the sale of that property of approximately $97,000.  As we no longer own any rental properties, we do not expect we will realize similar cash flow from the sale of rental properties in future years.

On June 30, 2007, we had cash on hand of $33,048.

With the sale of our rental properties our only business is the acquisition of minority working interest in oil and gas prospects for investment.  While we would like to indentify and acquire interests in additional prospects interests, we have limited funds to do so.  Moreover, none of the prospects in which we currently own interests are producing, which means we are not currently realizing any revenue from our investments.  Nor does it appear that any of these prospects will become productive in the near future.  Therefore, we do not anticipate significant revenue in upcoming quarters.

The foregoing issues raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the year ended June 30, 2007 and the year ended June 30, 2006

We suffered a net loss of $271,012 during in the fiscal year ended June 30, 2007 compared to a net loss of $642,665 for the year ended June 30, 2006.  This decrease in net loss was largely the result of a 39% decrease in exploration, development and administrative expenses resulting from curtailing our activities because of a lack of funding for operations coupled with a 246% increase in gain on the sale of rental properties during the 2007 fiscal year.  As discussed above, we sold our final rental property during our first fiscal quarter of 2008.  Therefore, in the future we will not be realizing any additional gain on the sale of real estate to help offset operating expenses.

The following table shows a more detailed comparison of our exploration, development and administrative expenses during the past two years:

	June 30, 2007	June 30, 2006

Travel	$92,551	$36,395
Office Expenses	74,464	27,168
Telephone	11,043	16,209
Professional	35,384	53,552
Consultants	112,536	439,910
Promotional	28,088	2,380
Exploration and Development – Oil and Gas	6,079	-
Rent	28,088	62,889

Total	$388,405	$638,503

Travel expenses decreased $56,156 or 154% during the year ended June 30, 2007 compared to June 30, 2006.  This increase in travel expenses was primarily the result of increased travel in connection with the private placement during the fourth quarter, as well as increased travel to meet with our legal and accounting professionals in connection with the preparation of SEC filings and travel to investigate potential investment opportunities.  Based on our need for additional funding coupled with our desire to identify additional investment opportunites, and our ongoing reporting obligations, we expect travel expenses in the future will be more or less consistent with travel expenses incurred during fiscal 2007.

Office expenses increased $47,296 or 174% during the fiscal year ended June 30, 2007 compared to the same period 2006.  This increase is primarily the result of transferring our executive offices from Vancouver, British Columbia to Salt Lake City, Utah, while continuing to maintain the Vancouver, British Columbia office, coupled with the costs associated with closing the Vancouver office in February 2007.  With the closing of the Vancouver office will return to lower levels in the upcoming fiscal year.

Telephone expenses decreased 32% during the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006, as a result of the investor relations program being reduced.  We anticipate telephone expenses to remain at or near fiscal 2007 levels during the upcoming year.

Professional expenses decreased $18,168, a 34% decrease during the fiscal year ended June 30, 2007.  Throughout the 2007 fiscal year, however, professional expenses had been higher than during fiscal 2006 as accounting and legal expenses continue to increase as a result of more stringent compliance obligations imposed by the Sarbanes-Oxley Act of 2002.  We believe this decrease in professional expenses during the fourth fiscal quarter 2007, which led to an overall decrease in professional fees for the year is the result of timing differences.  We expect professional fees to continue to increase in upcoming fiscal quarters.

Consultants’ fees decreased from $439,910 during the fiscal year ended June 30, 2006, to $112,536 during the fiscal year ended June 30, 2007.  We have no employees.  While our officers provide services to the Company on an as needed basis, when additional assitance is needed, we retain consultants to provide such services.  The decrease in consultants’ fees during the 2007 fiscal year is primarily the result of result of the Company engaging in less activity during the current year as a result of limited funding.  We anticipate consultants’ fees to remain somewhere in a range between what was incurred in fiscal 2006 and fiscal 2007 until such time as it can raise significant additional funds for operations.

Promotional expenses increased 1087% to $28,260 during the fiscal year ended June 30, 2007.  Advertising expense was largely related to the cost of issuing press releases and other information regarding the Company.  We expect advertising expense will continue to remain at about the same level as experienced during fiscal 2007 during the upcoming fiscal year.

During the fiscal year ended June 30, 2007, we incurred $6,079 in exploration and development expenses, compared to $0 during the fiscal year ended June 30, 2006.  This increase was the result of work completed at the Henry Dome prospect.   As a result of our limited funds and the current status of the prospects in which we own interest, we do not expect to incur significant exploration and development expenses during the upcoming fiscal year or until such time as we are able to raise additional capital to allow us to identify and invest in working interests in additional prospects.

Rent expenses decreased from $62,889 during the fiscal year ended June 30, 2006, to $28,088 during the 2007 fiscal year.  During the 2007 fiscal year we completed our lease in Vancouver, Canada, closed our Canadian office and relocated our offices to a smaller office in Salt Lake City, which resulted in lower rents.

As a result of decreasing our operating costs during fiscal 2007, coupled with a nearly 8% decrease in depreciation resulting from the sale of certain rental properties, we were able to decrease our net loss before other income (expense) by 38%.

During both the 2006 and 2007 fiscal years we sold certain rental properties.  Our gain on the sale of those assets during 2007, however was $141,636 compared to $40,993 during 2006.  Moreover, during fiscal 2007 interest expense decrease $21,438 because of the foreclosure during fiscal 2006 on certain parcels of real property we were purchasing on contract.  This increase in gain of the sale of asset coupled with reductions in interest expense and total operating expenses resulted on the Company reducing its net loss by 58% during the 2007 fiscal year.  During fiscal 2007 net loss per common share was $0.00 compared to a net loss per common share of $0.01 during fiscal 2006.

Summary of Material Contractual Commitments

Currently we have no material contractual commitments.

Off-Balance Sheet Financing Arrangements

As of June 30, 2007, we had no off-balance sheet financing arrangements.

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

Development Stage and Going Concern

The Company is a development stage company and have not yet generated revenue.  The Company has accumulated losses totaling $9,395,266 and has incurred debt in the development of its operations.  To generate positive cash flow, the Company will require substantial additional funding.  Funding which may not be available to the Company on acceptable terms, or at all.  Moreover, to obtain additional funding the Company may have to issue significant additional common shares, which could result in dilution to current shareholders.

Recent Accounting Pronouncements

The Company has considered recent accounting pronouncements and does not expect that such pronouncements will have a material impact on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

See Financial Statement listed in the accompanying index to the Financial Statements on Page F-1 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.  Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLAINCE WTH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders.  Officers and other employees serve at the will of the board of directors.

Name	Age	Positions Held	Director Since

John R. Rask	57	President	March 2003
		Director	August 1996

John M. Hickey	65	Secretary	March 2003
		Director	October 1996

Stephen Golde	59	Director	December 2005

Rafiq Chinoy	59	Director	August 2007

Each of our directors serves for a term of one year or until his successor is elected at our annual meeting of stockholders and is qualified, subject to removal by the shareholders.  Each officer serves, at the pleasure of the board of directors.

Set forth below is certain biographical information regarding each of our executive officers and directors.

John R. Rask.  Since the early 1980's Mr. Rask has been owner and operator of Ray’s Income Tax Service, a company which specialized in bookkeeping and the preparation of income tax returns.  Mr. Rask is the president and a director of the Company.  Mr. Rask is also an officer and director of Omega Ventures Group, Inc. an SEC reporting issuer.

John M. Hickey.  From 1995 to present Mr. Hickey has worked for the Company.  Mr. Hickey began with Apex Resources as the general manager and is currently the secretary and a director of Apex Resources.  Mr. Hickey is also president and a director of Omega Ventures Group, Inc. an SEC reporting issuer.

Stephen Golde. Mr. Golde retired from the automotive industry in the 1990s and since that time his primary occupation has been that of a private investor.  Mr. Golde is not a director of any other SEC reporting issuer.

Rafiq Chinoy.  Mr. Chinoy has a degree from Mukalla, South Yemen and migrated to Canada in the 1980’s. Mr. Chinoy owns and operates a Corporate Travel business in Vancouver, British Columbia. Mr. Chinoy is a Private Investor and will be instrumental in negotiating Private Placement funding for the Company.

There are no family relationships between any of our officers and  directors.

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

Based solely on a review of Form 3s, 4s and 5s and amendments thereto furnished to us during our most recent fiscal year, to our knowledge, it appears that Mr. Sameer Chinoy failed to file a Form 3 when he was named to the board of directors.

Involvement in Legal Proceedings

During the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller.  The code of ethics will be posted on our website at www.apexresourcesgroup.com.

Committees of the Board of Directors

Audit Committee and Financial Expert

We do not currently have a standing audit committee or other committee performing similar functions, nor have we adopted an audit committee charter.  Given the size of the Company, its available resources and the fact that the OTCBB does not require us to have an audit committee, the board of directors has determined that it is in our best interest to have the full board fulfill the functions that would be performed by the audit committee, including selection, review and oversight of our independent auditors, the approval of all audit, review and attest services provided by the independent auditors, the integrity of our reporting practices and the evaluation of our internal controls and accounting procedures.  The board is also responsible for the pre-approval of all non-audit services provided by its independent auditors.  Non-audit services are only provided by our independent accountants to the extent permitted by law.  Pre-approval is required unless a “de minimus” exception is met.  To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to us must constitute not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

As we do not currently have a standing audit committee, we do not, at this time have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.  None of our current directors could qualify as an audit committee expert.

Nominating Committee

We do not currently have a standing nominating committee or other committee performing similar functions, nor have we adopted a nominating committee charter for the same reasons that we do not have a standing audit committee, rather, the full board of directors participates in the consideration of director nominees.  In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the board will review through candidate interviews with management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues.  The board would review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience.  To date we have not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

The nominating committee will consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors.  Candidates recommended by shareholders will be evaluated based on the same criteria described above.  Shareholders desiring to suggest a candidate for consideration should send a letter to the Corporate Secretary and include: (a) a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate’s business and educational experience; (d) information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing shareholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected.  Because of the small size of the Company and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the board, and no undertaking to do so is implied by the willingness to consider candidates proposed by shareholders.

Compensation Committee

We do not have a standing compensation committee or a charter; rather our board of directors evaluates officer and employee compensation issues and makes all determinations with respect to compensation matters.  The compensation of our officers is determined and approved directly by our board of directors.  The board of directors engaged compensation consultants during the year.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the total compensation paid for the 2007 and 2006 fiscal years to our president and to each other named officer whose compensation exceeded $100,000 for the years ended December 31, 2007 and 2006 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Rask	2007	-0-	-0-	-0-	-0-	-0-
President	2006	-0-	-0-	-0-	-0-	-0-

John Hickey	2007	37,000	-0-	-0-	-0-	37,000
Secretary	2006	84,000(1)	-0-	-0-	-0-	84,000

(1)   Because we had limited cash resources during fiscal 2006, Mr. Hickey agreed to accept shares of restricted common stock in lieu of cash for services rendered during the year.  Mr. Hickey received 210,000 shares valued at $0.10 per share for services rendered during the first fiscal quarter 2006, 300,000 shares valued at $0.07 per share for services rendered during the second fiscal quarter 2006, 381,818 shares valued at $0.055 per share for services rendered during the third fiscal quarter 2006 and 381,818 shares valued at $0.055 per share for services rendered during the fourth quarter fiscal quarter 2006.  These shares were not issued pursuant to an employee stock option or employee stock purchase plan.

Employment Agreements

We do not have any employees.  Our officers provide services to the Company on an as needed basis.  We do not have employment agreements with any of our officers.  Compensation of officers is determined by our board of directors on an annual basis.

Employer Benefit Plans

As we have no employees, we do not provide any employer benefit plans, including medical and dental insurance, retirement, pension or other benefit plans to our  at the present time; however, the board of directors may adopt such plans as it deems to be reasonable under the circumstances.

Stock Option Plan

We do not have a Stock Option Plan currently in place.  The board of directors, with the approval of our shareholder may, at some future date, adopt a Stock Option plan as it deems appropriate.

Employee Stock Purchase Plan

We do not currently have an employee stock purchase plan in place.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As noted above, we do not currently, nor have we ever had, a Stock Option Plan.  We have never issued stock options or restricted stock grants to any of our executive officers or directors.  We have no outstanding unexercised stock options or unvested stock awards.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total($)

John Rask	-0-	-0-

John Hickey	-0-	-0-

Stephen Golde	-0-	-0-

Rafiq Chinoy	-0-	-0-

Given our current financial condition, no director received a salary or fee for serving as a director during the past two fiscal years.  Nor have we adopted a director compensation policy.  Directors do receive reimbursement for reasonable expenses incurred, including travel expenses, in conducting business on our behalf.

Director Stock Purchase Plan

We do not currently have a director stock purchase plan in place.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The term “beneficial owner” refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to receive distributions from the Company and proceeds from sales of the shares).  Inasmuch as these rights or shares may be held by more than one person, each person who has a beneficial ownership interest in shares is deemed the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.

The following table sets forth as of October 8, 2007, the name and number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 120,681,870 issued and outstanding shares of our common stock, and the name and share holdings of each director and of all officers and directors as a group.  The address listed for each officer and director is our office address.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Rafiq Chinoy 299 South Main Street, Suite 1300 Salt Lake City, Utah 84111	-0-	*

Common	Stephen Golde 299 South Main Street, Suite 1300 Salt Lake City, Utah 84111	150,000	*

Common	John M. Hickey(1) 299 South Main Street, Suite 1300 Salt Lake City, Utah 84111	3,839,116	3.2%

Common	John R. Rask 299 South Main Street, Suite 1300 Salt Lake City, Utah 84111	907,825	*

Common	All Officers and Directors as a Group: (4 persons)	4,896,941	4.1%

*  Represents less than 1% of our total outstanding common stock.

(1)   The shares attributable to Mr. Hickey include 1,589,116 held in his own name, 1,000,000 held in the name of his son Michael Hickey and 1,250,000 held in the name of  Blackmont Capital.  Mr. Hickey maintains voting and/or investment control over the shares held by Blackmont Capital and therefore may be deemed to be the beneficial owner of  those shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

Since 2002 we have, from time to time, made no interest, demand loans to Omega Ventures Group, Inc.  Omega Ventures Group is a related party through common management, Mr. Rask and Mr. Hickey are also officers and directors of Omega Ventures Group.  As of June 30, 2006, the total outstanding balance of the Omega Ventures Group demand loans was $70,210.  During our 2007 fiscal year, we were issued 5,892,314 shares of Omega Ventures Group in full satisfaction of the loans.  We currently own 14.2% of the total outstanding common stock of Omega Ventures Group.

In August 2006 we issued 1,483,636 restricted common shares to John Hickey in lieu of cash for services rendered for the Company during the fourth fiscal quarter 2005 and the four fiscal quarters of 2006.  Mr. Hickey received 420,000 shares valued at $0.10 per share for services rendered during the fourth fiscal quarter 2005 and the first fiscal quarter 2007, 300,000 shares valued at $0.07 per share for services rendered during the second fiscal quarter 2006 and 763,636 shares valued at $0.055 per share for services rendered during the third and fourth fiscal quarters 2006, representing a total dollar value of $105,000.

In July 2006 we issued an aggregate of 1,438,636 restricted common shares to Chicago Management, a consultant to and shareholder of the Company in lieu of cash for investor relations services rendered on our behalf.  These services were rendered from the fourth quarter 2005 though the year ended June 30, 2006. Chicago Management received 420,000 shares valued at $0.10 per share for services rendered during the fourth fiscal quarter 2005 and the first fiscal quarter 2006, 300,000 shares valued at $0.07 per share for services rendered during the second fiscal quarter 2006 and 763,636 shares valued at $0.055 per share for services rendered during the third fiscal and fourth fiscal quarters 2006, representing a total dollar value of $105,000.  Mr. Roger Reynolds is the representative of Chicago Management.

In July 2006 we issued a total of 1,589,608 restricted common shares to Global Capital, a consultant to and shareholder of the Company in lieu of cash for investor relations services rendered on our behalf.  These services were rendered from the fourth quarter 2005 though the year ended June 30, 2006. Global Capital received 450,000 shares valued at $0.10 per share for services rendered during the fourth fiscal quarter 2005 and the first fiscal quarter 2006, 321,428 shares valued at $0.07 per share for services rendered during the second fiscal quarter 2006 and 818,180 shares valued at $0.055 per share for services rendered during the third and fourth fiscal quarters 2006, representing an aggregate dollar value of $112,500.  Mr. Roger Golde is the President  of Global Capital.  Mr. Golde is a relative of Stephen Golde, a Director of Apex Resources.

In July 2006 we issued a total of 1,377,661 restricted common shares to Nevada Holdings, a consultant to and shareholder of the Company as a lease payment for office equipment and furnishings provided to us by Nevada Holdings.  The lease covered the period of the fourth quarter 2005 though the year ended June 30, 2006.  Nevada Holdings received 390,000 shares valued at $0.10 per share as the lease payment for the fourth fiscal quarter 2005 and the first fiscal quarter 2006, 278,571 shares valued at $0.07 per share as the lease payment for the second fiscal quarter 2006 and 709,090 shares valued at $0.055 per share as the lease payment for the third and fourth fiscal quarters 2006 valued at $0.055 per share, representing an aggregate dollar value of $97,500.  Mr.Charles Johnson is the President of Nevada Holdings.

In November 2006 we issued 6,980,450 restricted shares of our common stock to retire non-interest bearing loans of $63,869 from Global Capital and $5,935 from Olympus Capital Group.  At the request of Global Capital 2,780,450 shares were issued in the name of Olympus Capital Group and 4,200,000 shares were issued in the name of Navigator Capital. The President of Olympus Capital is Barry Gill and the President of  Navigator Capital is Thelma Gill.

In November 2006 we issued 1,991,667 shares of restricted common stock to Michael Gill Enterprises in satisfaction of no interest loans made to the Company in the aggregate amount of $19,917. Michael Gill is the son of Thelma Gill and Barry Gill.

In November 2006 we issued 2,100,000 shares of restricted common stock to Global Capital in satisfaction of no interest loans made to the Company in the aggregate amount of $21,000. Global Capital is run by Roger Golde who is related to Stephen Golde, a Director of Apex Resources.

Director Independence

The board has determined that Mr. Golde and Mr. Chinoy would qualify as independent directors as that term is defined in the listing standards of the American Stock Exchange.

ITEM 13.  EXHIBITS

Exhibits.  The following exhibits are included as part of this report:

Exhibit 14.1	Code of Ethics
Exhibit 21.1	List of Subsidiaries
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Madsen & Associates, CPA’s Inc., served as our independent registered public accounting firm for the years ended June 30, 2007 and 2006, and is expected to serve in that capacity for the current year.  Principal accounting fees for professional services rendered for us by Madsen & Associates for the years ended June 30, 2007 and 2006, are summarized as follows:

	2007	2006

Audit	$17,690	$14,380
Audit related	-	-
Tax	-	$300
All other	-	-

Total	$17,690	$14,680

Audit Fees.  Audit fees were for professional services rendered in connection with the Company’s annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Tax Fees.  Madsen & Associates billed us an aggregate of $300 for professional services rendered for tax compliance, tax advice and tax planning within the United States for the fiscal year ended June 30, 2006.

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

APEX RESOURCES GROUP, INC.

Date: October 15, 2007	By: /s/ John R. Rask
John R. Rask, President and Director

Date: October 15, 2007	By: /s/ John Hickey
John Hickey, Secretary and Director

Date: October 15, 2007	By: /s/ Stephen Golde
Stephen Golde, Director

Date: October 15, 2007	By: /s/ Rafiq Chinoy
Rafiq Chinoy, Director

APEX RESOURCES GROUP, INC.
(A Development Stage Entity)

FINANCIAL STATEMENTS
For the years ended June 30, 2007 and 2006

TABLE OF CONTENTS

Page

REPORT OF INDEPENDANT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

Balance Sheets	F-2

Statement of Operations	F-3

Statement of Changes in Stockholders’ Equity	F-4

Statement of Cash Flows	F-7

Notes to Financial Statements	F-8

Board of Directors
Apex Resources Group, Inc.
Salt Lake City, Utah

Report of Independent Registered Public Accounting Firm

We have audited the accompanying  balance sheet of  Apex Resources Group, Inc.( a Development Stage Company) as of June 30, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended June 30, 2007 and 2006 and for the period January 27, 1984 (date of inception) to June 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material aspects, the financial position of Apex Resources Group, Inc. as of June 30, 2007 and the results of its operations and cash flows for the years ended June 30, 2007 and 2006 and for the period January 27, 1984 (date of inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
October 11, 2007
Salt Lake City, Utah

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

June 30, 2007
CURRENT ASSETS
Cash	33,048
Total Current Assets	33,048

PROPERTY AND EQUIPMENT - net of accumulated
Depreciation	99,023

OTHER ASSETS
Accounts receivable - affiliates	-
Oil leases	67,913
Available for sale securities	61,351
Land	34,352
163,616

Total Assets	295,687

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	59,199
Note Payable - Land	-
Accounts payable - related parties	60,000
Total Current Liabilities	119,199

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock 400,000,000 shares authorized, at $.001 par value; 92,625,212 issued and outstanding	120,682
Capital in excess of par value	9,505,281
Less stock subscriptions receivable	(54,209)
Deficit accumulated during the development stage	(9,395,266)
Total Stockholders' (Deficit) Equity	176,488

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	295,687

The accompanying notes are an integral part of these financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	June 30,		Jan. 27, 1984 (date of inception of development stage) to June 30,
	2007	2006	2007
REVENUES
Other non-operating income	$1,089	$5,199	$369,232

EXPENSES
Exploration, development and administrative - Note 7	388,405	638,503	11,052,655
Depreciation	22,160	24,000	194,262

Total operating expenses	410,565	662,503	11,246,917

NET (LOSS) - before other income (expense)	(409,476)	(657,304)	(10,877,685)

Gain on sale of assets	141,636	40,993	1,511,945
Loss on land foreclosure	-	(1,744)	(1,744)
Interest expense	(3,172)	(24,610)	(27,782)

NET (LOSS)	(271,012)	(642,665)	(9,395,266)

Basic net (loss) per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	92,625,000	92,625,000

The accompanying notes are an integral part of these financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From January 27, 1984 (Date of Inception) to June 30, 2007

	Common Stock		Capital in Excess of	Stock Subscriptions	Accumulated	Total Stockholders'
	Shares	Amount	Par Value	Receivable	Deficit	Equity
Balance January 27, 1984 (Date of Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock from inception to June 30, 1998	1,610,838	1,611	2,120,660			2,122,271
Net losses from operations for the six years ended June 30, 1989					(38,910)	(38,910)
Capital contribution - expenses			752			752
Net losses from operations for the six years ended June 30, 1998					(1,641,468)	(1,641,468)
Issuance of common stock for the year ended June 30, 1999	1,943,798	1,944	1,344,079			1,346,023
Net loss from operations for the year ended June 30, 1999					(1,607,517)	(1,607,517)
Issuance of common stock for the year ended June 30, 2000	3,318,058	3,318	2,948,196			2,951,514
Net loss from operations for the year ended June 30, 2000					(1,029,239)	(1,029,239)
Issuance of common stock for the year ended June 30, 2001	1,034,500	1,034	778,467			779,501
New loss from operations for the year ended June 30, 2001					(807,576)	(807,576)
Issuance of common stock for services & expenses - August 31, 2001	105,000	105	62,894			62,999
Net loss from operations for the year ended June 30, 2002					(1,216,953)	(1,216,953)
Issuance of common stock for services at $.001 - April 14, 2003	6,380,000	6,380				6,380
Issuance of common stock for cash at $.001 - April & June, 2003	15,650,000	15,650				15,650
Issuance of common stock for services at $.01 - June 3, 2003	2,500,000	2,500	22,500			25,000
Issuance of common stock for services at $.05 - June 30, 2003	1,680,000	1,680	82,320			84,000
Net loss from operations for the year ended June 30, 2003					(652,701)	(652,701)

The accompanying notes are an integral part of these financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From January 27, 1984 (Date of Inception) to June 30, 2007
(Continued)

Common Stock		Capital in Excess of	Stock Subscriptions	Accumulated	Total Stockholders'
Shares	Amount	Par Value	Receivable	Deficit	Equity
Issuance of common stock for purchase of land at $.03 - Nov 17, 2003	300,000	300	8,700			9,000
Issuance of common stock for payment of debt at $.03 - Nov 25, 2003	7,095,666	7,095	205,774			212,869
Issuance of common stock for cash at $.02 - Nov 6, 2003	2,500,000	2,500	47,500			50,000
Issuance of common stock for cash at $.15 to $.04 - Jan & Feb 2004	2,501,820	2,502	49,657			52,159
Issuance of common stock for cash at $.05 - March 2004	367,665	368	18,014			18,382
Issuance of common stock for services at $.001 - April 2004	500,000	500				500
Issuance of common stock for payment of debt at $.03 - June 2004	2,376,234	2,377	68,910			71,287
Issuance of common stock for services and expenses $.03 - Nov 2003 & June 2004	8,400,000	8,400	243,600			252,000
Net loss from operations for the year ended June 30, 2004					(748,280)	(748,280)

Balance June 30, 2004	58,263,579	58,264	8,002,023	-	(7,742,644)	317,643

Issuance of common stock for expenses at $.02 - Sept 2, 2004	1,717,785	1,718	30,137			31,855
Issuance of common stock for payment of debt at $.02 - Sept 2, 2004	311,500	311	7,789			8,100
Issuance of common stock for expenses & services at $.02 - Sept 24, 2004	2,800,000	2,800	81,200			84,000
Issuance of common stock for cash and note receivable at $.02 - Sept 27, 2004	5,000,000	5,000	95,000			100,000
Issuance of common stock for land at $.016 to .02 Sept 29, 2004	1,100,000	1,100	16,900			18,000
Issuance of common stock for stock subscriptions receivable at $.05 to $.20 Nov & Dec 2004	18,000,000	18,000	2,432,000	(2,450,000)		-
Payment of stock subscription Receivable				23,000		23,000
Issuance of common stock for expenses at $.05 - December 21, 2004	4,392,358	4,392	215,226			219,618

The accompanying notes are an integral part of these financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From January 27, 1984 (Date of Inception) to June 30, 2007
(Continued)

Common Stock		Capital in Excess of	Stock Subscriptions	Accumulated	Total Stockholders'
Shares	Amount	Par Value	Receivable	Deficit	Equity
Issuance of common stock for cash at $.10 - December 2, 2004	100,000	100	9,900			10,000
Issuance of common stock for payment of debt at $.10 - May 11, 2005	840,000	840	83,160			84,000
Issuance of common stock for expenses at $.10 - June 15, 2005	100,000	100	9,900			10,000
Net loss from operations for the year ended June 30, 2005					(738,945)	(738,945)

Balance June 30, 2005	92,625,222	92,625	10,983,235	(2,427,000)	(8,481,589)	167,271

Net loss from operations for the year ended June 30, 2006					(642,665)	(642,665)

Balance Jun 30, 2006	92,625,212	92,625	10,983,235	(2,427,000)	(9,124,254)	(475,394)

Issuance of common stock for payment of accounts payable	5,934,451	5,935	472,947			478,882
Cancel stock subscription and Issuance of new stock subscription			(2,270,000)	2,270,000		-
Payment of stock subscription receivable				102,791		102,791
Issuance of common stock for payment of accounts payable	12,122,117	12,122	109,099			121,221
Issuance of common stock for cash	10,000,000	10,000	210,000			220,000
Net loss from operations for the year ended June 30, 2007					(271,012)	(271,012)

Balance June 30, 2007	120,681,780	$120,682	$9,505,281	$(54,209)	$(9,395,266)	$176,488

The accompanying notes are an integral part of these financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	June 30,		Jan. 27, 1984 (date of inception of development stage) to June 30,
	2007	2006	2007

Cash flows from operating activities:
Net (loss)	$(271,012)	$(642,665)	$(9,395,266)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	22,160	24,000	170,546
Common stock issued for services and expenses	-	-	5,322,092
Gain on sale of assets	(141,636)	(40,993)	(1,511,945)
(Increase) decrease in accounts receivable	20,331	85,862	(58,923)
Increase (decrease) in liabilities	(61,657)	522,034	820,747
Net cash used in operating activities	$(431,814)	$(51,762)	$(4,652,749)

Cash flows from investing activities:
Purchase of investments	$-	$-	$(2,428)
Net proceeds from sale of assets	247,131	177,947	2,063,237
Purchase of oil & gas leases and mining claims	-	-	(67,913)
Purchase of property and equipment	-	-	(616,225)
	247,131	177,947	1,376,671

Cash flows from financing activities:
Payment of notes payable	$-	$(137,917)	$(137,917)
Proceeds from notes payable	-	-	277,916
Net proceeds from issuance of common stock	220,000	-	3,169,127
	220,000	(137,917)	3,309,126

Net increase (decrease) in cash and cash equivalents	26,273	(11,732)	33,048
Cash and cash equivalents, beginning of period	6,775	18,507	-

Cash and cash equivalents, end of period	$33,048	$6,775	$33,048

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Issuance of 1,154,073 common shares for assets, services and expenses - from inception to June 30, 1998	$1,500,765
Issuance of 1,549,875 common shares for assets, services and expenses - for the year ended June 30, 1999	1,157,000
Issuance of 1,242,781 common shares for assets, services and expenses - for the year ended June 30, 2000	1,240,093
Issuance of 784,500 common shares for services and expenses - for the year ended June 30, 2001	629,500
Issuance of 105,000 common shares for services and expenses - for the year ended June 30, 2002	62,999
Issuance of 10,560,000 common shares for services and expenses - for the year ended June 30, 2003	115,380
Issuance of 9,267,655 common shares for services and expenses - for the year ended June 30, 2004	270,882
Issuance of 9,010,143 common shares for assets, services and expenses for the year ended June 30, 2005	345,473
Issuance of 18,056,658 common shares for payment of accounts payable for the year ended June 30, 2007
Cancellation of Common stock subscriptions for the year ended June 30, 2007	600,103
Issuance of Common stock for stock subscriptions - year ended June 30, 2007	(2,450,000)
Securities received for payment of receivable - year ended June 30, 2007	58,923

The accompanying notes are an integral part of these financial statements

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

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

Property and Equipment

The Company’s property and equipment consists of the following:

Office equipment	145,880

Less: Accumulated depreciation	(46,857)
99,023

Office equipment is depreciated on the straight line method over five and seven years.

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
June 30, 2007

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

At June 30, 2007, the Company had cumulative net operating losses available for carry forward of $9,395,000. The tax benefit of approximately $3,195,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers began to expire in 2005 and will continue expiring through 2027.

Revenue Recognition

Revenue is recognized on the sale and transfer of properties or services and the receipt other sources of income.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007

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

Reclassifications

Certain reclassifications have been made to the June 30, 2006 financial statements to conform to the current year presentation.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007

4. FORECLOSURE ON LAND

During the year ended June 30, 2006, the Company learned that the mortgage holder on the 37 acres of undeveloped land owned by the Company in Woodland Valley Ranch, located in Apache County in northern Arizona and the two undeveloped lots, totaling 73 acres of real property, in Elk Valley Ranch in northern Arizona owned by the Company foreclosed on the mortgages on these lots on September 30, 2005, as a result of the Company’s failure to make the monthly mortgage payments on these properties. As a result, the related asset and liability balances have been removed from the financial statements, with a loss of $1,744 being recorded in the income statement for the year ended June 30, 2006.

5.  SALE OF LAND

During the year ended June 30, 2007 the Company sold land and investment properties for total gross proceeds in the amount of $247,131.  The Company has reported gains on the sale of these properties in the amount of $ 141,636.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and consultants have acquired 23% of the outstanding common stock of the Company and have received the restricted common capital stock issued to them.

On June 30, 2007 and 2006 the Company owed certain shareholders, directors and officers the sum of $60,000 and $350,585, respectively.  During the year ended June 30, 2007 the Company issued common stock to reduce the amounts owed to related parties in the amount of $ 579,685.

The Company has made no interest, demand loans to affiliates. These loans have been repaid to the Company by the affiliate issuing common stock. The affiliations resulted through common officers between the Company and its affiliates, and at June 30, 2007 the Company owns 14.2% of the outstanding stock of one of the affiliates.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007

8. SCHEDULE OF EXPENSES

Following  is a summary schedule of  the  expenses shown  in the statement of operations under exploration, development, and administrative.

	June 30,	June 30,
	2007	2006

Travel	$92,551	$36,395
Office expenses	74,464	27,168
Telephone	11,043	16,209
Professional	35,384	53,552
Consultants	112,536	439,910
Promotional	28,260	2,380
Exploration and development - oil and gas	6,079	-
Rent	28,088	62,889

	$388,405	$638,503

9. SUBSEQUENT EVENT

On July 31, 2007 the Company sold the land that it had owned located in Nova Scotia.  The Company sold the land for $ 147,000 and received approximately $ 97,000 from the proceeds after deductions for closing costs and expenses.