Form 10KSB/A
period 2007-06-30
APEX RESOURCES GROUP INC
filed 2007-10-19
CIK 742248

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No.1)

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

Documents incorporated by reference: None

APEX RESOURCES GROUP, INC.
TABLE OF CONTENTS

EXPLANATORY NOTE	3

Explanatory Note to Amendment No. 1 to Form 10-KSB

This Amendment No. 1 to Form 10-KSB is being made to correct several typographical errors in the financial statements of the Company included in Part II, Item 7 of the Form 10-KSB filed on October 15, 2007 (the “Original Filing”).  The only changes that have been made are the following:  i)  on the Balance Sheet under the heading “Stockholders’ (Deficit) Equity” the Original Filing showed issued and outstanding Common Stock of  the number of issued and outstanding common stock of 92,625,212, the correct number of issued and outstanding shares is 120,681,780; ii) on the Statement of Operations the line item “Weighted average shares outstanding” of the Original Filing discloses 92,625,212 shares at June 30, 2007 the correct number is 110,313,191; and iii) on the Statements of Cash Flows under the heading “Schedule of Noncash Operating, Investing and Financing Activities” for the line items “Cancellation of Common stock subscriptions for the year ended June 30, 2007,” “Issuance of Common stock for stock subscriptions – year ended June 30, 2007” and “Securities received for payment of receivable – year ended June 30, 2007” while amounts were included in the “Jan. 27 1984 (date of inception of development stage) to June 30, 2007” column the amounts for the “June 30, 2007” column were omitted, those amounts have been added.

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

APEX RESOURCES GROUP, INC.

Date: October 18, 2007	By: /s/ John R. Rask
John R. Rask, President and Director

Date: October 18, 2007	By: /s/ John Hickey
John Hickey, Secretary and Director

Date: October 18, 2007	By: /s/ Stephen Golde
Stephen Golde, Director

Date: October 18, 2007	By: /s/ Rafiq Chinoy
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

s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
October 11, 2007
Salt Lake City, Utah

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

June 30, 2007
CURRENT ASSETS
Cash	33,048
Total Current Assets	33,048

PROPERTY AND EQUIPMENT - net of accumulated
Depreciation	99,023

OTHER ASSETS
Accounts receivable - affiliates	-
Oil leases	67,913
Available for sale securities	61,351
Land	34,352
163,616

Total Assets	295,687

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	59,199
Accounts payable - related parties	60,000
Total Current Liabilities	119,199

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock 400,000,000 shares authorized, at $.001 par value; 120,681,780 issued and outstanding	120,682
Capital in excess of par value	9,505,281
Less stock subscriptions receivable	(54,209)
Deficit accumulated during the development stage	(9,395,266)
Total Stockholders' (Deficit) Equity	176,488

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	295,687

The accompanying notes are an integral part of these financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	June 30,		Jan. 27, 1984 (date of inception of development stage) to June 30,
	2007	2006	2007
REVENUES
Other non-operating income	$1,089	$5,199	$369,232

EXPENSES
Exploration, development and administrative - Note 7	388,405	638,503	11,052,655
Depreciation	22,160	24,000	194,262

Total operating expenses	410,565	662,503	11,246,917

NET (LOSS) - before other income (expense)	(409,476)	(657,304)	(10,877,685)

Gain on sale of assets	141,636	40,993	1,511,945
Loss on land foreclosure	-	(1,744)	(1,744)
Interest expense	(3,172)	(24,610)	(27,782)

NET (LOSS)	(271,012)	(642,665)	(9,395,266)

Basic net (loss) per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	110,313,191	92,625,000

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

The accompanying notes are an integral part of these financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	June 30,		Jan. 27, 1984 (date of inception of development stage) to June 30,
	2007	2006	2007

Cash flows from operating activities:
Net (loss)	$(271,012)	$(642,665)	$(9,395,266)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	22,160	24,000	170,546
Common stock issued for services and expenses	-	-	5,322,092
Gain on sale of assets	(141,636)	(40,993)	(1,511,945)
(Increase) decrease in accounts receivable	20,331	85,862	(58,923)
Increase (decrease) in liabilities	(61,657)	522,034	820,747
Net cash used in operating activities	$(431,814)	$(51,762)	$(4,652,749)

Cash flows from investing activities:
Purchase of investments	$-	$-	$(2,428)
Net proceeds from sale of assets	247,131	177,947	2,063,237
Purchase of oil & gas leases and mining claims	-	-	(67,913)
Purchase of property and equipment	-	-	(616,225)
	247,131	177,947	1,376,671

Cash flows from financing activities:
Payment of notes payable	$-	$(137,917)	$(137,917)
Proceeds from notes payable	-	-	277,916
Net proceeds from issuance of common stock	220,000	-	3,169,127
	220,000	(137,917)	3,309,126

Net increase (decrease) in cash and cash equivalents	26,273	(11,732)	33,048
Cash and cash equivalents, beginning of period	6,775	18,507	-

Cash and cash equivalents, end of period	$33,048	$6,775	$33,048

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Issuance of 1,154,073 common shares for assets, services and expenses - from inception to June 30, 1998		$1,500,765
Issuance of 1,549,875 common shares for assets, services and expenses - for the year ended June 30, 1999		1,157,000
Issuance of 1,242,781 common shares for assets, services and expenses - for the year ended June 30, 2000		1,240,093
Issuance of 784,500 common shares for services and expenses - for the year ended June 30, 2001		629,500
Issuance of 105,000 common shares for services and expenses - for the year ended June 30, 2002		62,999
Issuance of 10,560,000 common shares for services and expenses - for the year ended June 30, 2003		115,380
Issuance of 9,267,655 common shares for services and expenses - for the year ended June 30, 2004		270,882
Issuance of 9,010,143 common shares for assets, services and expenses for the year ended June 30, 2005		345,473
Issuance of 18,056,658 common shares for payment of accounts payable for the year ended June 30, 2007
Cancellation of Common stock subscriptions for the year ended June 30, 2007	600,103	600,103
Issuance of Common stock for stock subscriptions - year ended June 30, 2007	(2,450,000)	(2,450,000)
Securities received for payment of receivable - year ended June 30, 2007	58,923	58,923

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