Form 10QSB
period 2007-09-30
APEX RESOURCES GROUP INC
filed 2007-11-14
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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
Yes [   ]  No [X]

As of November 9, 2007, the Company had 120,681,870 shares of its $.001 par value, common stock outstanding.

Transitional Small Business Disclosure Format:
Yes [   ]  No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APEX RESOURCES GROUP, INC.
(Development Stage Company)
BALANCE SHEET
September 30, 2007

	Sept. 30, 2007	June 30, 2007
CURRENT ASSETS
Cash	62,783	33,048
Total Current Assets	62,783	33,048

PROPERTY AND EQUIPMENT
- net of accumulated depreciation	97,691	99,023

OTHER ASSETS
Accounts receivable	36,750
Oil leases	67,913	67,913
Available for sale securities	61,351	61,351
Land - Canada		34,352
	166,014	163,616

Total Assets	326,488	295,687

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	77,172	59,199
Accrued Rent	3,300
Accounts payable - related parties	50,000	60,000
Total Current Liabilities	130,472	119,199

STOCKHOLDERS' EQUITY
Common stock 400,000,000 shares authorized, at $.001 par value; 120,681,870 issued and outstanding	120,682	120,682
Capital in excess of par value	9,752,801	9,505,281
Less stock subscriptions receivable	(54,209)	(54,209)
Deficit accumulated during the development stage	(9,623,258)	(9,395,266)
Total Stockholders' Equity	196,016	176,488

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	326,488	295,687

See the accompanying notes to the interim financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS

	3 months ended Sept. 30,		Jan. 27, 1984 (date of inception of development stage) to Sept. 30,
	2007	2006	2007

REVENUES
Other non-operating income	$-	$650	$369,232

EXPENSES
Exploration, development and administrative - Note 7	78,596	71,313	11,131,251
Stock Based Compensation	247,520	-	247,520
Depreciation	1,332	5,328	195,594

Total operating expenses	327,448	76,641	11,574,365

NET (LOSS) - before other income
(expense)	(327,448)	(75,991)	(11,205,133)

Gain on sale of assets	99,457	50,028	1,611,401
Loss on land foreclosure		-	(1,744)
Interest expense	-	(572)	(27,782)

NET (LOSS)	(227,991)	(26,535)	(9,623,258)

Basic net (loss) per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	110,313,191	104,844,195

See the accompanying notes to the interim financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS

	3 months ended Sept. 30,		Jan. 27, 1984 (date of inception of development state) to Sept. 30,
	2007	2006	2007

Cash flows from operating activities:
Net (loss)	$(227,991)	$(26,535)	$(9,623,258)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,332	5,328	171,878
Gain on sale of assets	(99,457)	(50,028)	(1,611,402)
Stock based compensation	247,520	478,881	5,569,612
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(36,750)	11,200	(95,673)
Increase (decrease) in liabilities	11,273	(482,615)	832,021
Net cash used in operating activities	$(104,073)	$(63,769)	(4,756,822)

Cash flows from investing activities:
Purchase of investments	$-	$-	(2,428)
Proceeds from sale of assets	133,808	100,028	2,197,045
Purchase of oil & gas leases and mining claims	-	-	(67,913)
Purchase of property and equipment	-	-	(616,225)
Net cash provided by investing activities	133,808	100,028	1,510,479

Cash flows from financing activities:
Payment of notes payable	-	$-	(137,917)
Proceeds from notes payable	-	-	277,916
Net proceeds from issuance of common stock	-	-	3,169,127
Net cash provided by financing activities	$-	$-	3,309,126

Net increase (decrease) in cash and cash equivalents	29,735	36,259	62,783
Cash and cash equivalents, beginning of period	33,048	6,777	-

Cash and cash equivalents, end of period	$62,783	$43,036	$62,783

See the accompanying notes to the interim financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

1.  ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated in the State of Utah on January 27, 1984 with authorized capital stock of 50,000,000 shares at a par value of $0.001.  On May 17, 1999 the shares authorized was increased to 100,000,000 shares and on March 3, 2000 the amount authorized was increased to 400,000,000 shares with the same par value. On March 26, 2003 the name of the Company was changed from “Ambra Resources Group, Inc. to “Apex Resources Group, Inc.”

The Company has been in the development stage since inception and has been engaged in the business of the acquisition of mining and oil property interests and other business activities.

The interim financial statements of Apex Resources Group, Inc. for the three months ended September 30, 2007 are unaudited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2007 and the results of operations and cash flows for the three months ended September 30, 2007.

The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results for a full year period.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

The Company’s property and equipment consists of the following:

Office equipment	145,880
Less accumulated depreciation	(48,189)
97,691

Office equipment is depreciated on the straight line method over five and seven years.

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due their short term maturities.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

At September 30, 2007, the Company had an approximate net operating loss available for carry forward of $9,350,000.  The tax benefit of approximately $3,179,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carryovers began to expire in 2005 and will continue expiring through 2027.

Revenue Recognition

Revenue is recognized on the sale and transfer of properties or services and the receipt other sources of income.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and account receivables.  Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are otherwise in financial institutions of high credit quality.  Accounts receivable are unsecured; however management considers them to be currently collectable.

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

The other partners in the project are coordinated by Imperial Oil Resources Ventures Limited; however there are no immediate plans to develop the area until a gas pipeline becomes available.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and a consultant have acquired approximately 23% of the outstanding common stock of the Company and have received the restricted common capital stock issued to them.

On September 30, 2007 and 2006 the Company owed certain shareholders, directors and officers the sum of $50,000 and $313,694, respectively.

The Company has made no interest, demand loans to affiliates.  These loans have been repaid to the Company by the affiliate issuing common stock.  The affiliations resulted through common officers between the Company and its affiliates, and at September 30, 2007 the Company owns 14.2 % of the outstanding stock of one of the affiliates.

5.  STOCKHOLDERS’ EQUITY

At a special meeting of the Board of Directors of Apex Resources Group, Inc. on August 14, 2007 the Company issued 11,000,000 stock options to six related party entities.  These options were immediately vested and were issued at a price of $.06 per share and expire August 14, 2010.  The Company accounts for its stock options in accordance with SFAS 123 (R).  The Company makes a determination of the estimated fair value of share based awards using the Black-Scholes option-pricing model.  The Black-Scholes model is affected by the Company’s stock price as well as by assumptions regarding certain complex and subjective variables.  These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and the actual and projected stock option exercise behavior.

The fair value of the options using this pricing model is calculated to $247,500.  This amount has been recorded as stock based compensation for the quarter ended September 30, 2007

6. GOING CONCERN

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

7. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses, for the three months ended September 30, shown in the statement of operations under exploration, development, and administrative.

	September 30,
	2007	2006

Travel	$9,324	$4,255
Office expenses	23,655	16,868
Professional	15,098	13,318
Consultants	25,664	21,772
Rent	3,300	14,418
Promotion	1,425	443
Other	130	239

	$78,596	$71,313

FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs, environmental factors and other factors detailed herein and in our other Securities and Exchange Commission filings.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

For a complete understanding, this Management’s Discussion and Analysis should be read in conjunction with Part I- Item 1, Financial Statements to this Form 10-QSB and our Annual Report on Form 10-KSB for the year ended June 30, 2007.

General

We are in the development stage.  Our primary business is the acquisition of small working interests in oil and gas prospects for investment purposes.  We do not undertake exploration or drilling activities.  We are not an operator.  We do not engage in oil and gas production or sales activities.  Rather, we acquire small working interests in oil and gas prospects for investment purposes.

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

For a detailed description of our oil and gas interests, please see the Annual Report of the Company filed on Form 10-KSB for the year ended June 30, 2007.  Following is a brief description of relevant events that occurred during the quarter ended September 30, 2007.

Business of the Company

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

The main partner in the project is Imperial Oil Resources Ventures Limited.  A consortium of oil and gas companies has filed an application to build a natural gas pipeline that could be used to transport gas from the Beaufort Sea region, but the application has not been approved.  No current plans have been formulated to perform further work in the immediate Beaufort Sea area.  It is anticipated this area will be developed when a pipeline is built.

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

Liquidity and Capital Resources

We currently do not have sufficient cash reserves or cash flow from operations to meet our cash requirements.  This raises substantial doubt about our ability to continue as a going concern.  During the three months ended September 30, 2007, we financed our operations with proceeds from the sale of real estate during the quarter.  Cash and cash equivalents at the end of the quarter was $62,783.

Our only business is the acquisition of minority working interest in oil and gas prospects for investment.  While we would like to identify and acquire interests in additional prospects interests, we have limited funds to do so.  Moreover, none of the prospects in which we currently own interests are producing, which means we are not currently realizing any revenue from our investments, nor does it appear that any of these prospects will become productive in the near future.  Therefore, we do not anticipate significant revenue in upcoming quarters. Our ability to continue as a going concern is dependent upon our obtaining sufficient working capital to meet our operating needs, to service our debts and satisfy our accounts payable and to acquire interests in prospects that can generate cash flow.  There is no guarantee we will be able to do these things.  These issues raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006

We suffered a net loss of $227,991 during in the quarter ended September 30, 2007 compared to a net loss of $26,535 during the quarter ended September 30, 2006.  This 759% increase in net loss is largely the result of our realizing $247,520 in stock based compensation expense during the quarter ended September 30, 2007.  On August 14, 2007 we granted stock options to acquire 11,000,000 shares of common stock of the Company to six related parties.  These options vested immediately.  The exercise price of the options is $0.06 per share.  The options expire on August 14, 2010.  We realized no comparable expense during the quarter ended September 30, 2006.

During the three months ended September 30, 2007 we realized a gain on the sale of real estate of $99,457, by comparison, during the three months ended September 30, 2006 we realized a gain of the sale of real estate of $50,028.  As we have now sold all of our real estate interests we will not realizing recurring gains of this nature in the future.

During the first fiscal quarter 2008 we realized a 10% increase in exploration, development and administrative expense.The following table shows a more detailed comparison of our exploration, development and administrative expenses during the quarters ended September 30, 2007 and 2006:

	Three months ended September 30,
	2007	2006

Travel	$9,324	$4,255
Office expenses	23,655	16,868
Professional	15,098	13,318
Consultants	25,664	21,772
Rent	3,300	14,418
Promotion	1,425	443
Other	130	239

	$78,596	$71,313

Travel expenses increased $9,324 or 379% to during the three months ended September 30, 2007 compared to September 30, 2006.  During the first fiscal quarter 2008, our officers and directors incurred greater travel expenses in connection with attempting to resolve financial matters and the preparation of our periodic reports.  We expect travel expenses in future quarters to be fairly consistent compared to with travel expenses realized during the three months ended September 30, 2007.

Office expenses during the quarter ended September 30, 2007 was $23,655 compared to $16,868 during the same quarter 2006.  This 40% increase is largely related to increased entertainment and meal expenses associated with the increased travel during the quarter.  We expect that office expense will remain at levels consistent with those experienced during the first fiscal quarter 2007 in upcoming quarters.

During the quarter ended September 30, 2007 professional fees were $15,098 compared to $13,318 in professional fees during the quarter ended September 30, 2006.  The professional fees we incurred during the quarters ended September 30, 2006 and September 30, 2005 are primarily incurred in connection with our SEC reporting obligations.  We expect professional fees will be higher in the upcoming fiscal quarter as a result of the increased cost associated with the preparation of our annual report on Form 10-KSB, which was filed during that quarter.

During the three months ended September 30, 2007 consultants fees increased to $25,664 from $21,772 during the three months ended September 30, 2006.  This increase was the result of hiring an additional consultant to assist us with some overseas matters.  We anticipate consultants fees will be fairly consistent with what we have incurred in the past in upcoming quarters.

Rent expense during the quarter ended September 30, 2007 was $3,300 compared to $14,418 during the quarter ended September 30, 2007.  This decrease in rent is attributable to the fact that we closed our office in Canada in February 2007.  We also closed our office in Salt Lake City.  Currently, we share office space in Salt Lake City with a related party on a month-to-month basis.  We pay the related party $1,100 per month for rent.  We anticipate rent expense will remain at $1,100 per month in upcoming quarters until such time as we or the related party terminates our verbal agreement.

Promotion expense increased from $443 during the three months ended September 30, 2006 to $1,425 during the three months ended September 30, 2007.  This increase was largely related to the cost of investor and shareholder relations.  We anticipate promotion expense to continue at about the level experienced during the three months ended September 30, 2007 throughout the remainder of the fiscal year.

Other expense decreased from $239 for the three months ended September 30, 2006 to $130 during the three months ended September 30, 2007.  We do not expect significant changes in other expense in upcoming fiscal quarters.

We generated no operating income during the three months September 30, 2007 or 2006.  Non-operating income during the three months ended September 30, 2007 was $0 compared to $650 during the three months ended September 30, 2006.

Cash Flows

During the three months ended September 30, 2007 cash was primarily used to fund operating expenses. See below for additional discussion and analysis of cash flow.

	Three months ended September 30, 2007	Three months ended September 30, 2006

Net cash used in operating activities	$(104,073)	$(63,769)
Net cash provided by investing activities	$133,808	$100,028
Net cash provided by financing activities	$-	$-

NET INCREASE IN CASH AND CASH EQUIVALENTS	$29,735	$36,259

Net cash used in operating activities increased from $63,769 during the three months ended September 30, 2006 to $104,073 during the three months ended September 30, 2007.  This increase in cash used in operating activities was largely the result of our increased net loss and an increase in accounts receivables during the quarter ended September 30, 2007.

During the quarter ended September 30, 2007 net cash provided by investing activities was $133,808 compared to $100,028 during the quarter ended September 30, 2006.  During each quarter cash provided from investing activities was generated from the sell of real estate interests.

We realized no cash from financing activities in either the quarter ended September 30, 2007 or the quarter ended September 30, 2006.

Summary of Material Contractual Commitments

Currently we have no material commitments.

Off-Balance Sheet Financing Arrangements

As of September 30, 2007, we had no off-balance sheet financing arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 14, 2007, our board of directors approved stock option grants to our officers, directors and certain consultants to acquire shares of our common stock.  These options were not issued pursuant to a stock option plan approved by our shareholders.  The total number of options granted was 11,000,000.  The options are exercisable at a price of $0.06 per share, which was the closing price of our common stock on the OTCBB on August 14, 2007.  The options vested immediately upon grant.  The options are immediately exercisable and will expire, if unexercised, on August 14, 2010.  All of the options and restricted stock grants vested immediately upon grant.  The stock options were issued to the following parties:

Name	Positions with Company	Options Granted

John R. Rask	President and Director	500,000
John M. Hickey	Secretary and Director	500,000
Stephen Golde	Director	500,000
Rafiq Chinoy	Director	500,000
Robert Gill	Consultant	4,500,000
Roger Reynolds	Consultant	4,500,000

Grants were made to a total of six people, four of whom are non-U.S. persons.  The option grants were made without registration pursuant to exemptions from registration provided under Regulation S of the Securities Act Rules or Section 4(2) under the Securities Act of 1933.

ITEM 6.  EXHIBITS

Exhibits.The following exhibits are included as part of this report:

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

APEX RESOURCES GROUP, INC.

Date: November 14, 2007	By:	/s/ John R. Rask
John R. Rask, President and Director

Date: November 14, 2007	By:	/s/ John M. Hickey
John M. Hickey, Secretary and Director