Form 10QSB
period 2007-12-31
APEX RESOURCES GROUP INC
filed 2008-03-21
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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
Yes [   ]  No [X]

As of March 14, 2008, the Company had 120,681,870 shares of its $.001 par value, common stock outstanding.

Transitional Small Business Disclosure Format:
Yes [   ]  No [X]

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet	3
	As of December 31, 2007

	Statement of Operations	4
	Three months and six months ended December 31, 2007 and 2006 and the period from inception (January 27, 1984) to December 31, 2007

	Statement of Cash Flows	5
	Six months ended December 31, 2007 and 2006 and the period from inception (January 27, 1984) to December 30, 2007

	Notes to Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Controls and Procedures	18

PART II

ITEM 6.	Exhibits	18

	Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APEX RESOURCES GROUP, INC.
(Development Stage Company)
BALANCE SHEET

Dec. 31, 2007
CURRENT ASSETS
Cash	$16,642
Total Current Assets	16,642

PROPERTY AND EQUIPMENT
- net of accumulated depreciation	96,359

OTHER ASSETS
Accounts receivable	41,955
Oil leases	67,913
Available for sale securities	111,467
221,335

Total Assets	$334,336

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$80,724
Accrued Rent	6,600
Accounts payable - related parties	47,901
Total Current Liabilities	135,225

STOCKHOLDERS' EQUITY
Common stock
400,000,000 shares authorized, at $.001 par value; 120,681,870 issued and outstanding	120,682
Capital in excess of par value	9,752,801
Less stock subscriptions receivable	(54,209)
Other Comprehensive Income	50,116
Deficit accumulated during the development stage	(9,670,279)
Total Stockholders' Equity	199,111

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$334,336

See the accompanying notes to the interim financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS

	3 months ended Dec. 31,		6 months ended Dec. 31,		Jan. 27, 1984 (date of inception of development stage) to Dec. 31,
	2007	2006	2007	2006	2007

REVENUES
Other non-operating income	$-	$-	$-	$650	$369,232

EXPENSES
Exploration, development and administrative - Note 7	45,383	122,833	123,980	194,146	11,176,635
Stock Based Compensation			247,520		247,520
Depreciation	1,332	5,328	2,664	10,656	196,926

Total operating expenses	46,715	128,161	374,164	204,802	11,621,081

NET (LOSS) - before other income (expense)	(46,715)	(128,161)	(374,164)	(204,152)	(11,251,849)

Gain on sale of assets	-	91,608	99,457	141,636	1,611,401
Loss on land foreclosure				-	(1,744)
Interest expense	(305)	(760)	(305)	(1,332)	(28,087)

NET (LOSS)	(47,020)	(37,313)	(275,012)	(63,848)	$(9,670,279)

Basic net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	120,681,870	104,844,195	120,681,870	104,844,195

See the accompanying notes to the interim financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS

	6 months ended Dec. 31,		Jan. 27, 1984 (date of inception of development state) to Dec. 31,
	2007	2006	2007

Cash flows from operating activities:
Net (loss)	$(275,012)	$(63,848)	$(9,670,279)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,664	10,656	196,926
Gain on sale of assets	(99,457)	(141,636)	(1,611,402)
Common stock issued for services and expenses	-	-	5,945,755
Stock based compensation	247,520	-	247,520
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(41,955)	3,331	(41,955)
Increase (decrease) in liabilities	16,026	(5,761)	130,472
Net cash used in operating activities	$(150,214)	$(197,258)	(4,802,963)

Cash flows from investing activities:
Purchase of investments	$-	$-	(2,428)
Proceeds from sale of assets	133,808	247,131	2,197,045
Purchase of oil & gas leases and mining claims		-	(67,913)
Purchase of property and equipment	-	-	(616,225)
Net cash provided by investing activities	133,808	247,131	1,510,479

Cash flows from financing activities:
Payment of notes payable	-	$-	(137,917)
Proceeds from notes payable	-	-	277,916
Net proceeds from issuance of common stock	-	-	3,169,127
Net cash provided by financing activities	$-	$-	3,309,126

Net increase (decrease) in cash and cash equivalents	(16,406)	49,873	16,642
Cash and cash equivalents, beginning of period	33,048	6,775	-

Cash and cash equivalents, end of period	$16,642	$56,648	$16,642

See the accompanying notes to the interim financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2007

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

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2007 and the results of operations and cash flows for the three and six months ended December 31, 2007.

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

Property and Equipment

The Company’s property and equipment consists of the following:

Office equipment	145,880
Less accumulated depreciation	(49,521)
96,359

Office equipment is depreciated on the straight line method over five and seven years.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2007

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between when it is more likely than not, that such tax benefits will not be realized.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At December 31, 2007, the Company had an approximate net operating loss available for carry forward of $9,670,279.  The tax benefit of approximately $3,287,895 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful because the Company is unable to establish a predictable projection of operating profits for future years.

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
December 31, 2007

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

The other partners in the project are coordinated by Exxon Oil Corporation; however there are no immediate plans to develop the area until a gas pipe line becomes available.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and a consultant have acquired approximately 23% of the outstanding common stock of the Company and have received the restricted common capital stock issued to them.

On December 31, 2007 and 2006 the Company owed certain shareholders, directors and officers of the Company the sum of $47,901 and $313,694, respectively.

The Company has made no interest, demand loans to affiliates.  These loans have been repaid to the Company by the affiliate issuing common stock.  The affiliations resulted through common officers between the Company and its affiliates, and at December 31, 2007 the Company owns 14.2 % of the outstanding stock of one of the affiliates.

5.  STOCKHOLDERS’ EQUITY

At a special meeting of the Board of Directors of Apex Resources Group, Inc. on August 14, 2007 the Company issued 11,000,000 stock options to six related party entities.  These options were immediately vested and were issued at a price of $.06 per share and expire August 14, 2010.  The Company accounts for its stock options in accordance with SFAS 123 (R).  The Company makes a determination of the estimated fair value of share based awards using the Black-Scholes option-pricing model.  The Black-Scholes model is affected by the Company’s stock price as well as by assumptions regarding certain complex and subjective variables.  These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behavior.

The fair value of the options using this pricing model is calculated to $247,500.  This amount has been recorded as stock based compensation for the six months ended December 31, 2007

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2007

6. GOING CONCERN

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

7. SCHEDULE OF EXPENSES

Following is a summary schedule of the expenses, for the six months ended December 31, 2007 and 2006 shown in the statement of operations under exploration, development, and administrative.

	Three months ended, December 31
	2007	2006

Travel	$11,424	$12,964
Office expenses	13,554	19,144
Professional	12,377	13,903
Consultants	3,160	57,201
Rent	3,300	6,638
Advertising	1,025	12,983
Other	544	-

	$45,383	$122,833

	Six months ended, December 31
	2007	2006

Travel	$20,748	$17,219
Office expenses	37,209	36,012
Professional	27,475	27,221
Consultants	28,824	79,212
Rent	6,600	21,056
Advertising	2,450	13,426
Other	674	-

	$123,980	$194,146

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

For a detailed description of our oil and gas interests, please see the Annual Report of the Company filed on Form 10-KSB for the year ended June 30, 2007.  Following is a brief description of relevant events that occurred during the quarter ended December 31, 2007.

Business of the Company

Oil and Gas Prospects

We currently own working interests in two prospects.

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

Henry Dome Prospect, Texas

We own 2.5 participation units in the Henry Dome Prospect in McMullen County, Texas.  These units give us a 1.875% working interest in JB Henry Dome #1 well.  During the quarter we were informed that the operator has determined that this well is not of commercial value as a gas well.

We also own approximately 11,146,679 or 14.2% of the outstanding common shares of Omega Ventures Group, Inc., a corporation whose common stock is traded on the Over-the-Counter Bulletin Board, stock symbol “OMGV.”  Certain of our officers and directors, John Rask and Stephen Golde also serve as officers and directors of Omega Ventures Group.

Liquidity and Capital Resources

We currently do not have sufficient cash reserves or cash flow from operations to meet our cash requirements.  This raises substantial doubt about our ability to continue as a going concern.  During the six months ended December 31, 2007, we financed our operations with proceeds from the sale of real estate during the first quarter quarter.  Cash and cash equivalents at the end of the quarter was $16,642.

Our only business is the acquisition of minority working interest in oil and gas prospects for investment.  While we would like to identify and acquire interests in additional prospects interests, we have limited funds to do so.  Moreover, none of the prospects in which we currently own interests are producing, which means we are not currently realizing any revenue from our investments, nor does it appear that any of these prospects will become productive in the near future.  Therefore, we do not anticipate revenue in upcoming quarters. Our ability to continue as a going concern is dependent upon our obtaining sufficient working capital to meet our operating needs, to service our debts and satisfy our accounts payable and to acquire interests in prospects that can generate cash flow.  There is no guarantee we will be able to do these things.  These issues raise substantial doubt about our ability to continue as a going concern.

Results of Operations

   Comparison of the three months ended December 31, 2007 and 2006

We suffered a net loss of $47,020 during the quarter ended December 31, 2007 compared to a net loss of $37,313 during the quarter ended December 31, 2006.  During the 2007 quarter, total operating expenses were actually 64% lower as compared to the 2006 quarter.  During the 2006 quarter, however, we realized $91,608 gain on the sale of assets, which partially offset operating expenses during the 2006 quarter.  We realized no comparable gain on the sale of assets during the quarter ended December 31, 2007 to offset our expenses.   As a result, we realized a greater net loss even though we significantly reduced our operating expenses.

During the three months ended December 31, 2006, we realized a gain on the sale of real estate of $91,608 we realized no comparable gain during the three months ended December 31, 2007.  As we have now sold all of our real estate interests we do not expect to realize recurring gains of this nature in the future.

During the second fiscal quarter 2008 we realized a 63% decrease in exploration, development and administrative expense.The following table shows a more detailed comparison of our exploration, development and administrative expenses during the quarters ended December 31, 2007 and 2006:

	Three months ended, December 31
	2007	2006

Travel	$11,424	$12,964
Office expenses	13,554	19,144
Professional	12,376	13,903
Consultants	3,160	57,201
Rent	3,300	6,638
Advertising	1,025	12,983
Other	544	-

	$45,383	$122,833

Travel expenses decreased $1,540 or 12% during the three months ended December 31, 2007 compared to December 31, 2006.  Because the Company has limited funds, our officers and directors limited travel expenses as much as possible during the second fiscal quarter 2008.  We anticipate travel expenses in future quarters will be fairly consistent compared to with travel expenses realized during the three months ended December 31, 2007.

Office expenses during the quarter ended December 31, 2007 was $13,554 compared to $19,144 during the same quarter 2006.  This 29% decrease is largely the result of management curtailing office expenses because of our limited available funds.  We expect that office expense in upcoming quarters will remain within the range experienced during the three months ended December 31, 2007 and the three months ended December 31, 2006.

During the quarter ended December 31, 2007 professional fees were $12,377 compared to $13,903 in professional fees during the quarter ended December 31, 2006.  The professional fees we incurred during the quarters ended December 31, 2007 and December 31, 2006 are primarily incurred in connection with our SEC reporting obligations.  While fees were slightly lower during the three months ended December 31, 2007, we generally expect professional fees will be higher in upcoming fiscal quarters as compared to prior year fiscal quarters.

During the three months ended December 31, 2007 consultants fees decreased to $3,160 from $57,201 during the three months ended December 31, 2006.  The Company has no employees.  When management needs services performed it retains consultants to perform those services.  During the quarter ended December 31, 2006, consultants’ fees were unusually high as a result of the Company retaining certain consultants to investigate potential investment ideas and business opportunities.  While management is making every effort to reduce costs, which includes hiring fewer consultants, we believe the significant reduction in consulting fees realized during the current quarter was more a matter of timing and circumstances and is not indicative of a trend and we expect consultants’ fees to return to more traditional levels in future quarters.

Rent expense during the quarter ended December 31, 2007 was $3,300 compared to $6,638 during the quarter ended December 31, 2006.  This decrease in rent is attributable to the fact that we closed our office in Canada in February 2007.  We also closed our office in Salt Lake City.  Currently, we share office space in Salt Lake City with a related party on a month-to-month basis.  We pay the related party $1,100 per month for rent.  We anticipate rent expense will remain at $1,100 per month in upcoming quarters until such time as we or the related party terminates our verbal agreement.

Advertising expense decreased from $12,983 during the three months ended December 31, 2006 to $1,025 during the three months ended December 31, 2007.  This decrease in advertising expense is primarily the result of management curtailing advertising activities and allocating our limited funds to other expenses. We anticipate advertising expense to remain low throughout the remainder of the fiscal year.

Other expense increased from $0 for the three months ended September 30, 2006 to $544 during the three months ended September 30, 2007.  We do not expect significant changes in other expense in upcoming fiscal quarters.

We generated no operating or non-operating income during the three months December 31, 2007 or 2006.

Comparison of the six months ended December 31, 2007 and 2006

We suffered a net loss of $275,012 during in the six months ended December 31, 2007 compared to a net loss of $63,848 during the six months ended December 31, 2006.  This 331% increase in net loss is the result of our realizing $247,520 in stock based compensation expense during the six months ended December 31, 2007.  On August 14, 2007 we granted stock options to acquire 11,000,000 shares of common stock of the Company to six related parties.  These options vested immediately.  The exercise price of the options is $0.06 per share.  The options expire on August 14, 2010.  We realized no comparable expense during the six months ended December 31, 2006.

During the six months ended December 31, 2007 we realized a gain on the sale of assets of $99,457, by comparison, during the six months ended December 31, 2006 we realized a gain of the sale of assets of $141,636.  As we have now sold all of our real estate interests we will not realize recurring gains of this nature in the future unless we acquire more real estate.

During the six months ended December 31, 2007 we realized a 36% decrease in exploration, development and administrative expense.The following table shows a more detailed comparison of our exploration, development and administrative expenses during the six months ended December 31, 2007 and 2006:

	Six months ended,
	December 31
	2007	2006

Travel	$20,748	$17,219
Office expenses	37,209	36,012
Professional	27,475	27,221
Consultants	28,824	79,212
Rent	6,600	21,056
Advertising	2,450	13,426
Other	674	-

	$123,980	$194,146

Travel expenses increased $3,529 or 20% during the six months ended December 31, 2007 compared to December 31, 2006.  During the current fiscal year, our officers and directors have incurred greater travel expenses in connection with attempting to resolve certain financial matters and in the preparation of our periodic reports.  We expect travel expenses in future quarters to remain fairly consistent.

Office expenses during the six months ended December 31, 2007 was nearly unchanged increasing only 3% compared to the same period 2006.  We expect office expenses in upcoming quarters will remain at levels consistent with those experienced during the six months ended December 31, 2007.

During the six months ended December 31, 2007 professional fees were also flat, increasing less than 1% compared to the six months ended December 31, 2006.  The professional fees we incur are primarily incurred in connection with our SEC reporting obligations.  We believe professional fees will be higher throughout the rest of the current fiscal year.

During the six months ended December 31, 2007 consultants fees decreased $50,338 or 64% compared to the six months ended December 31, 2006.  As noted above, while management is trying to limit expenses by hiring fewer consultants, we believe this significant decrease in consultants fees is, at least, partially the result of timing and circumstances.  We anticipate consultants fees throughout the balance of fiscal 2008 will be fairly consistent with what we have incurred in the past.

Rent expense six months ended December 31, 2007 was $6,600 compared to $21,056 during the six months ended December 31, 2006.  This decrease in rent is attributable to the fact that we closed our office in Canada in February 2007.  We also closed our office in Salt Lake City.  As noted above, currently, we share office space in Salt Lake City with a related party on a month-to-month basis.  We pay the related party $1,100 per month for rent.  We anticipate rent expense will remain at $1,100 per month in upcoming quarters until such time as we or the related party terminates our verbal agreement.

Advertising expense decreased from $13,426 during the six months ended December 31, 2006 to $2,450 during the six months ended December 31, 2007.  As noted above, this decrease in advertising expense was primarily the result of management reducing advertising expenses to utilize our limited funds for other expenses. We anticipate advertising expense to remain low throughout the remainder of the fiscal year.

Other expense increased from $0 for the six months ended December 31, 2006 to $674 during the six months ended December 31, 2007.  We do not expect significant changes in other expense during the rest of our 2008 fiscal year.

We generated no operating income during the six months December 31, 2007 or 2006.  Non-operating income during the six months ended December 31, 2007 was $0 compared to $650 during the three months ended December 31, 2006.

Cash Flows

During the six months ended December 31, 2007 cash was primarily used to fund operating expenses. See below for additional discussion and analysis of cash flow.

	Six months ended December 31, 2007	Six months ended December 31, 2006

Net cash used in operating activities	$(150,214)	$(197,258)
Net cash provided by investing activities	$133,808	$247,131
Net cash provided by financing activities	$-	$-

NET INCREASE IN CASH AND CASH EQUIVALENTS	$(16,406)	$49,837

Net cash used in operating activities decreased from $197,258 during the six months ended December 31, 2006 to $150,214 during the six months ended December 31, 2007.  This decrease in cash used in operating activities was largely the result of decreased Exploration, development and administrative expenses during the six months ended December 31, 2007.

During the six months ended December 31, 2007 net cash provided by investing activities was $133,808 compared to $247,131 during the six months ended December 31, 2006.  During each period cash provided from investing activities was generated from the sell of real estate interests.

We realized no cash from financing activities in either the six months ended December 31, 2007 or December 31, 2006.

Summary of Material Contractual Commitments

Currently we have no material contractual commitments.

Off-Balance Sheet Financing Arrangements

As of December 31, 2007, we had no off-balance sheet financing arrangements.

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

Subsequent to end of the period covered in this report, in connection with comments received from the staff of the U.S. Securities and Exchange Commission(“SEC”), we determined that we had erroneously accounted for available for sale securities in the audited financial statements included in our Annual Report on Form 10-KSB, as amended, for the year ended June 30, 2007,  and the unaudited financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2007 and that we had a material weakness in internal control over financial reporting because our controls did not identify the error on a timely basis.  As a result, we will file amendments to these reports to restate the audited financial statements for the year ended June 30, 2007 and the unaudited financial statements for the period ended September 30, 2007 included therein.

Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007.  As discussed in more detail below, subsequent to December 31, 2007, the Company made certain changes and is implementing new policies designed to avoid recurrence of errors of this nature in the future.

In light of these issues our management, including our principal executive officer and our principal financial officer performed additional analysis and procedures to ensure the unaudited financial statements included in this report are prepared in accordance with accounting principles generally accepted in the United States and to ensure the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As noted above, subsequent to the end of the period covered in this report, and in connection with the comments of the staff of the SEC, we determined that we had erroneously accounted for available for sale securities in the audited financial statements included in the our Annual Report on Form 10-KSB for the year ended June 30, 2007 and in the unaudited financial statements included in our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.  We further determined that we had a material weakness in internal control over financial reporting because the controls did not identify the error on a timely basis.  As a result, we will file amendments to these reports to restate the audited financial statements for the year ended June 30, 2007 and the unaudited financial statements for the period ended September 30, 2007 included therein.

Based on the determination that we had a material weakness in our internal control over financial reporting, subsequent to the end of the period covered in this report the Company effected material changes to its internal control over financial reporting.  Management has replaced the accounting staff responsible for the initial accounting error.  Management is also in the process of implementing new policies requiring our internal accounting staff and management to receive additional training on accounting principles generally accepted in the United States.  Management believes these changes and additional policies will provide additional and enhanced internal control over financial reporting and improve the ability of management to identify any potential errors prior to and during the Company’s consolidated financial statement close process and prevent recurrence of future errors of this nature.

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

APEX RESOURCES GROUP, INC.

Date: March 19, 2008	By:	/s/ John Rask
John Rask
President, Interim Secretary and Interim Treasurer