Form 10KSB/A
period 2007-06-30
APEX RESOURCES GROUP INC
filed 2008-03-28
CIK 742248

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 2)

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

APEX RESOURCES GROUP, INC.

Explanatory Note to Amendment No. 1 to Form 10-KSB

Apex Resources Group, Inc. (hereinafter referred to as “us,” “we,” the “Company” or “Apex”) is filing this Amendment No. 2 on Form 10-KSB/A-2 (the “Second Amendment”) to its Annual Report for the fiscal year ended June 30, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on October 15, 2007 (the “Original Report”), as amended by Amendment No. 1 to its Annual Report on Form 10-KSB/A-1 which was filed with the SEC on October 19, 2007 (the “First Amendment”) in response to certain comments raised by the staff of the SEC.  Based on comments from the staff, we have determined that we erroneously accounted for Available for Sale Securities in the audited financial statements included in the Original Report and the First Amendment.  The purpose of this Second Amendment is to restate our audited financial statements and notes included in Item 7 “Financial Statements” to correct the error in accounting for Available for Sale Securities in the Original Report and the First Amendment.

During the year ended June 30, 2007, we received 5,892,314 shares of common stock of Omega Ventures Group, Inc., (“Omega”) an affiliated company through common management.  These shares, which were valued at $.01 per share, were issued for payment of expenses that were incurred by Apex on behalf of Omega in the aggregate amount of $58,923.  Prior to the issuance of those shares, Apex already owned 5,254,365 shares of common stock of Omega and had been reporting the historical cost of these shares at an amount of $2,428.  The audited financial statements and notes to the financial statements included in Item 7 “Financial Statements” of the Original Report and the First Amendment are hereby restated to record a holding gain on the 5,254,365 shares of Omega common stock in the amount of $50,116 for the year ended June 30, 2007.  This holding gain has been reported as “Other Comprehensive Income” on the Balance Sheet and the Statement of Changes in Stockholders’ Equity.  As a result of this change, Available for Sale Securities, Total Assets, Other Comprehensive Income, and Total Liabilities and Stockholders’ Equity on the Balance Sheet have increased $50,116.  Similarly, Other Comprehensive Income on the Statement of Changes in Stockholders Equity also increased $50,116.  The notes to the financial statements have also been restated to reflect these changes.

Item 8A “Controls and Procedures” of the Original Report and the First Amendment is hereby amended to state that our disclosure controls and procedures were not effective as of June 30, 2007 and that a material weakness in our internal control over financial reporting existed at that time because our controls did not identify the error on a timely basis and to address changes to our disclosure controls and procedures.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits and Item 13 “Exhibits” have been revised accordingly.

This Amendment speaks only of the original filing date of the Original Report, as amended by the First Amendment and, except for those Items disclosed in this explanatory note, is unchanged from the Original Report, as amended by the First Amendment.  This Second Amendment does not reflect events after the filing of the Original Report, as amended by the First Amendment, or modify or update those disclosures affected by subsequent events.  Therefore, you should read this Second Amendment together with our other reports that update and supersede the information contained in this Second Amendment.

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

Travel expenses decreased $56,156 or 154% during the year ended June 30, 2007 compared to June 30, 2006.  This increase in travel expenses was primarily the result of increased travel in connection with the private placement during the fourth quarter, as well as increased travel to meet with our legal and accounting professionals in connection with the preparation of SEC filings and travel to investigate potential investment opportunities.  Based on our need for additional funding coupled with our desire to identify additional investment opportunities, and our ongoing reporting obligations, we expect travel expenses in the future will be more or less consistent with travel expenses incurred during fiscal 2007.

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

Subsequent to filing of the Original Report and the First Amendment, and in connection with comments received from the staff of the SEC, we determined that we had erroneously accounted for Available for Sale Securities in the audited financial statements included in our Original Report and in the First Amendment, as well as the unaudited financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2007 and that we had a material weakness in internal control over financial reporting because our controls did not identify the error on a timely basis.  As a result, we are filing this Second Amendment to our Annual Report for the fiscal year ended June 30, 2007 to restate the audited financial statements contained herein.

Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007.  As discussed in more detail below, subsequent to June 30, 2007, we made certain changes and are implementing new policies designed to avoid recurrence of errors of this nature in the future.

In light of these issues our management, including our principal executive officer and our principal financial officer performed additional analysis and procedures to ensure the unaudited financial statements included in this report are prepared in accordance with accounting principles generally accepted in the United States and to ensure the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Management had previously concluded that our disclosure controls and procedures were effective as of June 30, 2007 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting.  In connection with the restatement of our financial statements for the fiscal year ended June 30, 2007, as fully described in Note 10 to the notes to the financial statements included in this Second Amendment, management determined that the material weakness described above existed as of June 30, 2007 and has, as a result, effected material changes to our internal control over financial reporting subsequent to the period covered by this report.

Based on this determination, subsequent to the end of the period covered in this report, we effected material changes to our internal control over financial reporting.  Management has replaced the accounting staff responsible for the initial accounting error.  Management is also in the process of implementing new policies requiring our internal accounting staff and management to receive additional training on accounting principles generally accepted in the United States.  Management believes these changes and additional policies will provide additional and enhanced internal control over financial reporting and improve the ability of management to identify any potential errors prior to and during the Company’s consolidated financial statement close process and prevent recurrence of future errors of this nature.

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

Name	Age	Positions Held	Director Since

John R. Rask	57	President	March 2003
		Director	August 1996

John M. Hickey	65	Secretary	March 2003
		Director	October 1996

Stephen Golde	59	Director	December 2005

Raqif Chinoy	59	Director	August 2007

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

Raqif Chinoy.  Mr. Chinoy has a degree from Mukalla South Yemen and migrated to Canada in the 1980’s.  He owns and operates a Corporate Travel business in Vancouver, British Columbia.  Mr. Chinoy is a Private Investors and will be instrumental in negotiating Private Placement funding for the Company.

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

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)

John Rask	-0-	-0-

John Hickey	-0-	-0-

Stephen Golde	-0-	-0-

Raqif Chinoy	-0-	-0-

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Raqif Chinoy 299 South Main Street, Suite 1300 Salt Lake City, Utah 84111	-0-	*

Common	Stephen Golde 299 South Main Street, Suite 1300 Salt Lake City, Utah 84111	150,000	*

Common	John M. Hickey(1) 299 South Main Street, Suite 1300 Salt Lake City, Utah 84111	3,839,116	3.2%

Common	John R. Rask 299 South Main Street, Suite 1300 Salt Lake City, Utah 84111	907,825	*

Common	All Officers and Directors as a Group: (4 persons)	4,896,941	4.1%

*  Represents less than 1% of our total outstanding common stock.
(1)   The shares attributable to Mr. Hickey include 1,589,116 held in his own name, 1,000,000 held in the name of his son Michael Hickey and 1,250,000 held in the name of Blackmont Capital.  Mr. Hickey maintains voting and/or investment control over the shares held by Michael Hickey and Blackmont Capital, and therefore may be deemed to be the beneficial owner of those shares.

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

In July 2006 we issued a total of 1,377,661 restricted common shares to Nevada Holdings, a consultant to and shareholder of the Company as a lease payment for office equipment and furnishings provided to us by Nevada Holdings.  The lease covered the period of the fourth quarter 2005 though the year ended June 30, 2006.  Nevada Holdings received 390,000 shares valued at $0.10 per share as the lease payment for the fourth fiscal quarter 2005 and the first fiscal quarter 2006, 278,571 shares valued at $0.07 per share as the lease payment for the second fiscal quarter 2006 and 709,090 shares valued at $0.055 per share as the lease payment for the third and fourth fiscal quarters 2006 valued at $0.055 per share, representing an aggregate dollar value of $97,500.  Mr. Charles Johnson is the President of Nevada Holdings.

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

In November 2006 we issued 1,991,667 shares of restricted common stock to Michael Gill Enterprises in satisfaction of no interest loans made to the Company in the aggregate amount of $19,917.  Michael Gill is the son of Thelma and Barry Gill.

In November 2006 we issued 2,100,000 shares of restricted common stock to Global Capital in satisfaction of no interest loans made to the Company in the aggregate amount of $21,000.  Global Capital is run by Roger Golde, who is related to Stephen Golde, a Director of Apex Resources.

Director Independence

The board has determined that Mr. Golde and Mr. Chinoy would qualify as independent directors as that term is defined in the listing standards of the American Stock Exchange.

ITEM 13.  EXHIBITS

Exhibits.  The following exhibits are included as part of this report:

Exhibit No.	Exhibit Name	Location
Exhibit 14.1	Code of Ethics	*
Exhibit 21.1	List of Subsidiaries	*
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Incorporated by reference to exhibits of the same number filed with our Annual Report on Form 10-KSB (File No. (002-91973)), filed on October 15, 2007.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf of the undersigned, thereunto duly authorized.

APEX RESOURCES GROUP, INC.

Date: March 27, 2008	By: /s/ John R. Rask
John R. Rask, President

APEX RESOURCES GROUP, INC.
(A Development Stage Entity)

FINANCIAL STATEMENTS
For the years ended June 30, 2007 and 2006

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

Balance Sheets	F-2

Statement of Operations	F-3

Statement of Changes in Stockholders’ Equity	F-4

Statement of Cash Flows	F-7

Notes to Financial Statements	F-8

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

As described in note 10 to the financial statements, these financial statements have been restated to correct an accounting error with respect to the accounting for available for sale securities of the Company.

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

s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
October 11, 2007, except for Note 10 as to which
the date is March 20, 2008
Salt Lake City, Utah

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

(Restated)
June 30, 2007
CURRENT ASSETS
Cash	33,048
Total Current Assets	33,048

PROPERTY AND EQUIPMENT - net of accumulated
Depreciation	99,023

OTHER ASSETS
Accounts receivable - affiliates	-
Oil leases	67,913
Available for sale securities	111,467
Land	34,352
213,732

Total Assets	345,803

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	59,199
Note Payable - Land	-
Accounts payable - related parties	60,000
Total Current Liabilities	119,199

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock
400,000,000 shares authorized, at $.001 par value; 92,625,212 issued and outstanding	120,682
Capital in excess of par value	9,505,281
Less stock subscriptions receivable	(54,209)
Other comprehensive income	50,116
Deficit accumulated during the development stage	(9,395,266)
Total Stockholders' (Deficit) Equity	226,604

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	345,803

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

The accompanying notes are an integral part of these financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From January 27, 1984 (Date of Inception) to June 30, 2007

	Common Stock		Capital in Excess of Par	Stock Subscriptions	(Restated) Accumulated Other Comprehensive	Accumulated	(Restated) Total Stockholders'
	Shares	Amount	Value	Receivable	Loss	Deficit	Equity
Balance January 27, 1984 (Date of Inception)	-	$-	$-	$-		$-	$-

Issuance of common stock from inception to June 30, 1998	1,610,838	1,611	2,120,660				2,122,271
Net losses from operations for the six years ended June 30, 1989						(38,910)	(38,910)
Capital contribution - expenses			752				752
Net losses from operations for the six years ended June 30, 1998						(1,641,468)	(1,641,468)
Issuance of common stock for the year ended June 30, 1999	1,943,798	1,944	1,344,079				1,346,023
Net loss from operations for the year ended June 30, 1999						(1,607,517)	(1,607,517)
Issuance of common stock for the year ended June 30, 2000	3,318,058	3,318	2,948,196				2,951,514
Net loss from operations for the year ended June 30, 2000						(1,029,239)	(1,029,239)
Issuance of common stock for the year ended June 30, 2001	1,034,500	1,034	778,467				779,501
New loss from operations for the year ended June 30, 2001						(807,576)	(807,576)
Issuance of common stock for services & expenses - August 31, 2001	105,000	105	62,894				62,999
Net loss from operations for the year ended June 30, 2002						(1,216,953)	(1,216,953)
Issuance of common stock for services at $.001 - April 14, 2003	6,380,000	6,380					6,380
Issuance of common stock for cash at $.001 - April & June, 2003	15,650,000	15,650					15,650
Issuance of common stock for services at $.01 - June 3, 2003	2,500,000	2,500	22,500				25,000
Issuance of common stock for services at $.05 - June 30, 2003	1,680,000	1,680	82,320				84,000
Net loss from operations for the year ended June 30, 2003						(652,701)	(652,701)
Issuance of common stock for purchase of land at $.03 - Nov 17, 2003	300,000	300	8,700				9,000
Issuance of common stock for payment of debt at $.03 - Nov 25, 2003	7,095,666	7,095	205,774				212,869
Issuance of common stock for cash at $.02 - Nov 6, 2003	2,500,000	2,500	47,500				50,000

The accompanying notes are an integral part of these financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From January 27, 1984 (Date of Inception) to June 30, 2007
(Continued)

	Common Stock		Capital in Excess of Par	Stock Subscriptions	(Restated) Accumulated Other Comprehensive	Accumulated	(Restated) Total Stockholders'
	Shares	Amount	Value	Receivable	Loss	Deficit	Equity
Issuance of common stock for cash at $.15 to $.04 - Jan & Feb 2004	2,501,820	2,502	49,657				52,159
Issuance of common stock for cash at $.05 - March 2004	367,665	368	18,014				18,382
Issuance of common stock for services at $.001 - April 2004	500,000	500					500
Issuance of common stock for payment of debt at $.03 - June 2004	2,376,234	2,377	68,910				71,287
Issuance of common stock for services and expenses $.03 - Nov 2003 & June 2004	8,400,000	8,400	243,600				252,000
Net loss from operations for the year ended June 30, 2004						(748,280)	(748,280)

Balance June 30, 2004	58,263,579	58,264	8,002,023	-		(7,742,644)	317,643

Issuance of common stock for expenses at $.02 - Sept 2, 2004	1,717,785	1,718	30,137				31,855
Issuance of common stock for payment of debt at $.02 - Sept 2, 2004	311,500	311	7,789				8,100
Issuance of common stock for expenses & services at $.02 - Sept 24, 2004	2,800,000	2,800	81,200				84,000
Issuance of common stock for cash and note receivable at $.02 - Sept 27, 2004	5,000,000	5,000	95,000				100,000
Issuance of common stock for land at $.016 to .02 Sept 29, 2004	1,100,000	1,100	16,900				18,000
Issuance of common stock for stock subscriptions receivable at $.05 to $.20 Nov & Dec 2004	18,000,000	18,000	2,432,000	(2,450,000)			-
Payment of stock subscription Receivable				23,000			23,000
Issuance of common stock for expenses at $.05 - December 21, 2004	4,392,358	4,392	215,226				219,618
Issuance of common stock for cash at $.10 - December 2, 2004	100,000	100	9,900				10,000

The accompanying notes are an integral part of these financial statements

APEX RESOURCES GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From January 27, 1984 (Date of Inception) to June 30, 2007
(Continued)

	Common Stock		Capital in Excess of Par	Stock Subscriptions	(Restated) Accumulated Other Comprehensive	Accumulated	(Restated) Total Stockholders'
	Shares	Amount	Value	Receivable	Loss	Deficit	Equity
Issuance of common stock for payment of debt at $.10 - May 11, 2005	840,000	840	83,160				84,000
Issuance of common stock for expenses at $.10 - June 15, 2005	100,000	100	9,900				10,000
Net loss from operations for the year ended June 30, 2005						(738,945)	(738,945)

Balance June 30, 2005	92,625,222	92,625	10,983,235	(2,427,000)		(8,481,589)	272,358

Net loss from operations for the year ended June 30, 2006						(642,665)	(642,665)

Balance June 30, 2006	92,625,212	92,625	10,983,235	(2,427,000)		(9,124,254)	(475,394)

Issuance of common stock for payment of accounts payable	5,934,451	5,935	472,947				478,882
Cancel stock subscription and Issuance of new stock subscription			(2,270,000)	2,270,000			-
Payment of stock subscription receivable				102,791			102,791
Issuance of common stock for payment of accounts payable	12,122,117	12,122	109,099				121,221
Issuance of common stock for cash	10,000,000	10,000	210,000				220,000
Unrealized holding gain on available for sale securities					50,116		50,116
Net loss from operations for the year ended June 30, 2007						(271,012)	(271,012)

Balance June 30, 2007	120,681,780	$120,682	$9,505,281	$(54,209)	$50,116	$(9,395,266)	$226,604

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

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities and a consultant have acquired 23% of the outstanding common stock of the Company and have received the restricted common capital stock issued to them.

On June 30, 2007 and 2006 the Company owed certain shareholders, directors and officers the sum of $ 60,000 and $350,585, respectively.  During the year ended June 30, 2007 the Company issued common stock to reduce the amounts owed to related parties in the amount of $ 579,685.

The Company has made no interest, demand loans to affiliates. These loans have been repaid to the Company by the affiliate issuing common stock. The affiliations resulted through common officers between the company and its affiliates, and at June 30, 2007 the Company owns 14% of the outstanding stock of one of the affiliates.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007

10.  RESTATEMENT – CORRECTION OF AN ACCOUNTING ERROR

During the year ended June 30, 2007, the Company received 5,892,314 shares of common stock from an affiliated Company valued at $.01 per share for an aggregate amount of $58,923 for payment of expenses that were incurred by the Company on behalf of the affiliate. The Company was also holding 5,254,365 shares of common stock of this same affiliate and had been reporting the historical cost of these shares at an amount of $ 2,428. The financial statements have been restated to record the holding gain on these shares of common stock in the amount of $ 50,116 for the year ended June 30, 2007.  This holding gain has been reported as Other Comprehensive Income on the Balance Sheet and the Statement of Stockholders’ Equity.

The results of the restatement on the Balance Sheet at June 30, 2007 are reported below.

Balance Sheet/ June 30, 2007

	Originally reported	Restatement Adjustment		Restated Balances

Available for sale securities	$61,351		$50,116	$111,467

Total Assets	$295,687		$50,116	$345,803

Other Comprehensive Income	$-0-		$50,116	$50,116

Deficit Accumulated during the Exploration Stage	$(9,395,266)	$	- 0 -	$(9,395,266)

Total Liabilities and Stockholders Equity	$295,687		$50,116	$345,803