Form 10QSB/A
period 2007-09-30
APEX RESOURCES GROUP INC
filed 2008-04-02
CIK 742248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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
Yes [  ] No [X]

INDEX

		Page
		Number

EXPLANATORY NOTE		3

PART I.

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheet As of September 30, 2007 and June 30, 2007	4

	Statement of Operations Three months ended September 30, 2007 and 2006 and the period from inception (January 27, 1984) to September 30, 2007	5

	Statement of Cash Flows Three months ended September 30, 2007 and 2006 and the period from inception (January 27, 1984) to September 30, 2007	6

	Notes to Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Controls and Procedures	18

PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 6.	Exhibits	20

Signatures		21

Explanatory Note to Amendment No. 1 to Form 10-QSB

Apex Resources Group, Inc. (hereinafter referred to as “us,” “we,” the “Company” or “Apex”) is filing this Amendment No. 1 on Form 10-QSB/A (the “First Amendment”) to its Quarterly Report for the fiscal period ended September 30, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on November 14, 2007 (the “Original Report”) in response to certain comments raised by the staff of the SEC.  Based on comments from the staff, we have determined that we erroneously accounted for Available for Sale Securities in the unaudited financial statements included in the Original Report.  The purpose of this First Amendment is to restate our unaudited financial statements and notes included in Part I, Item 1 Financial Statements to correct the error in accounting for Available for Sale Securities in the Original Report.

During the year ended June 30, 2007, we received 5,892,314 shares of common stock of Omega Ventures Group, Inc., (“Omega”) an affiliated company through common management.  These shares, which were valued at $.01 per share, were issued for payment of expenses that were incurred by Apex on behalf of Omega in the aggregate amount of $58,923.  Prior to the issuance of those shares, Apex already owned 5,254,365 shares of common stock of Omega and had been reporting the historical cost of these shares at an amount of $2,428.  The unaudited financial statements and notes to the financial statements included in Part I, Item 1 Financial Statements of the Original Report are hereby restated to record a holding gain on the 5,254,365 shares of Omega common stock in the amount of $50,116 for the period ended September 30, 2007.  This holding gain has been reported as Other Comprehensive Income on the Balance Sheet.  As a result of this change, Available for Sale Securities, Total Assets, Other Comprehensive Income and Total Liabilities and Stockholders’ Equity on the Balance Sheet have increased $50,116.  The notes to the financial statements have also been restated to reflect these changes.  We have also removed the June 30, 2007 column from the Balance Sheet, to be more consistent with the presentation requirements of a development stage company.

Item 3 Controls and Procedures of the Original Report is hereby amended to state that our disclosure controls and procedures were not effective as of September 30, 2007, that a material weakness in our internal control over financial reporting existed at that time because our controls did not identify the error on a timely basis and to address changes to our disclosure controls and procedures.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this First Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits and Item 13 Exhibits have been revised accordingly.

This First Amendment speaks only of the original filing date of the Original Report and, except for those Items disclosed in this explanatory note, is unchanged from the Original Report. This First Amendment does not reflect events after the filing of the Original Report or modify or update those disclosures affected by subsequent events.  Therefore, you should read this First Amendment together with our other reports that update and supersede the information contained in this First Amendment.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APEX RESOURCES GROUP, INC.
(Development Stage Company)
BALANCE SHEET
September 30, 2007

(Restated)
Sept. 30, 2007
CURRENT ASSETS
Cash	62,783
Total Current Assets	62,783

PROPERTY AND EQUIPMENT
- net of accumulated depreciation	97,691

OTHER ASSETS
Accounts receivable	36,750
Oil leases	67,913
Available for sale securities	111,467
Land - Canada
216,130

Total Assets	376,604

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	77,172
Accrued Rent	3,300
Accounts payable - related parties	50,000
Total Current Liabilities	130,472

STOCKHOLDERS' EQUITY
Common stock
400,000,000 shares authorized, at $.001 par
value; 120,681,870 issued and outstanding	120,682
Capital in excess of par value	9,752,801
Other comprehensive income	50,116
Less stock subscriptions receivable	(54,209)
Deficit accumulated during the development stage	(9,623,258)
Total Stockholders' Equity	246,132

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	376,604

See the accompanying notes to the interim financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS

	3 months ended Sept. 30,		Jan. 27, 1984 (date of inception of development stage)
	2007	2006	to Sept. 30, 2007

REVENUES
Other non-operating income	$-	$650	$369,232

EXPENSES
Exploration, development and
administrative - Note 7	78,596	71,313	11,131,251
Stock Based Compensation	247,520		247,520
Depreciation	1,332	5,328	195,594

Total operating expenses	79,928	76,641	11,326,845

NET (LOSS) - before other income
(expense)	(79,928)	(75,991)	(10,957,613)

Gain on sale of assets	99,457	50,028	1,611,401
Loss on land foreclosure		-	(1,744)
Interest expense	-	(572)	(27,782)

NET (LOSS)	19,529	(26,535)	(9,375,738)

Basic net (loss) per common share	$0.00	$(0.00)

Weighted average shares outstanding	110,313,191	104,844,195

See the accompanying notes to the interim financial statements.

APEX RESOURCES GROUP, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS

	3 months ended Sept. 30,		Jan. 27, 1984 (date of inception of development state)
	2007	2006	to Sept. 30, 2007

Cash flows from operating activities:
Net (loss)	$(227,991)	$(26,535)	$(9,623,258)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,332	5,328	171,878
Gain on sale of assets	(99,457)	(50,028)	(1,611,402)
Stock based compensation	247,520	478,881	5,569,612
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(36,750)	11,200	(95,673)
Increase (decrease) in liabilities	11,273	(482,615)	832,021
Net cash used in operating activities	$(104,073)	$(63,769)	(4,756,822)

Cash flows from investing activities:
Purchase of investments	$-	$-	(2,428)
Proceeds from sale of assets	133,808	100,028	2,197,045
Purchase of oil & gas leases and mining claims		-	(67,913)
Purchase of property and equipment	-	-	(616,225)
Net cash provided by investing activities	133,808	100,028	1,510,479

Cash flows from financing activities:
Payment of notes payable	-	$-	(137,917)
Proceeds from notes payable	-	-	277,916
Net proceeds from issuance of common stock	-	-	3,169,127
Net cash provided by financing activities	$-	$-	3,309,126

Net increase (decrease) in cash and cash equivalents	29,735	36,259	62,783
Cash and cash equivalents, beginning of period	33,048	6,777	-

Cash and cash equivalents, end of period	$62,783	$43,036	$62,783

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

On September 30, 2007 and 2006 the Company owed certain shareholders, directors and officers of the Company the sum of $50,000 and $313,694, respectively.

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

APEX RESOURCES GROUP, INC.
(Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

8.  Restatement – Correction of an Accounting Error

During the year ended June 30, 2007, the Company received 5,892,314 shares of common stock from an affiliated Company valued at $.01 per share for an aggregate amount of $58,923 for payment of expenses that were incurred by the Company on behalf of the affiliate.  The Company was also holding 5,254,365 shares of common stock of this same affiliate and had been reporting the historical cost of these shares at an amount of $2,428. The financial statements have been restated to record the holding gain on these shares of common stock in the amount of $50,116 for the quarter ended September 30, 2007.  This holding gain has been reported as Other Comprehensive Income on the Balance Sheet and the Statement of Stockholders’ Equity.

The results of the restatement on the Balance Sheet at September 30, 2007 are reported below.

	Originally Reported	Restatement Adjustment	Restated Balances

Available for sale securities	$61,351	$50,116	$111,467

Total Assets	$326,488	$50,116	$376,604

Other Comprehensive Income	$0	$50,116	$50,116

Deficit Accumulated during the Exploration Stage	$(9,623,258)	$0	$(9,623,258)

Total Liabilities and Stockholders Equity	$326,488	$50,116	$376,604

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

Subsequent to filing of the Original Report, and in connection with comments received from the staff of the SEC, we determined that we had erroneously accounted for Available for Sale Securities in the audited financial statements included in our Annual Report on Form 10-KSB, as amended, as well as the unaudited financial statements included in the Original Report and that we had a material weakness in internal control over financial reporting because our controls did not identify the error on a timely basis.  As a result, we are filing this First Amendment to our Quarterly Report for the fiscal period ended September 30, 2007 to restate the unaudited financial statements contained herein.

Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007.  As discussed in more detail below, subsequent to September 30, 2007, we made certain changes and are implementing new policies designed to avoid recurrence of errors of this nature in the future.

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

Changes in Internal Control over Financial Reporting

Management had previously concluded that our disclosure controls and procedures were effective as of September 30, 2007 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting.  In connection with the restatement of our financial statements for the period ended September 30, 2007, as more fully described in Note 8 to the notes to the financial statements included in this First Amendment, management determined that the material weakness described above existed as of September 30, 2007 and has, as a result, effected material changes to our internal control over financial reporting subsequent to the period covered by this report.

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

APEX RESOURCES GROUP, INC.

Date: April 1, 2008	By: /s/ John R. Rask
John R. Rask, President