Form 10-Q
period 2007-12-31
APEX RESOURCES GROUP INC
filed 2011-07-22
CIK 742248

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

OR

[ X  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to   _____________

Commission file number:      000-11695

APEX RESOURCES GROUP, INC.

(Exact name of registrant as specified in its charter)

UTAH	87-0403828
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1909 Monroe Avenue, Butte, MT	59701
(Address of principal executive offices)	(Zip Code)

406-723-5647

(Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    [X]     No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   At June 17, 2011, 175,681,870 shares of the Company’s common stock were outstanding.

APEX RESOURCES GROUP, INC.

FORM 10-Q

For the Quarter Ended December 31, 2007

TABLE OF CONTENTS

PART I

3

ITEM 1.  FINANCIAL INFORMATION

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

8

ITEM 4.  CONTROLS AND PROCEDURES

8

PART II

9

ITEM 1.  LEGAL PROCEEDINGS

9

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

ITEM 5.  OTHER INFORMATION

9

ITEM 6.  EXHIBITS

9

PART I

ITEM 1.  FINANCIAL INFORMATION

APEX RESOURCES GROUP, INC.
(A Development Stage Company)
Balance Sheets

	(Unaudited)
	December 31,	June 30,
	2007	2007
ASSETS
CURRENT ASSETS
Cash	$12,033	$33,048
Accounts receivable	36,750	-
Accounts receivable - related party	8,999	-
Total Current Assets	57,782	33,048

PROPERTY AND EQUIPMENT - Net of accumulated depreciation
of $ 46,857	-	99,023

OTHER ASSETS
Oil Leases	67,913	67,913
Investment in securities available for sale	334,400	111,467
Land	-	34,352
Total Assets	$460,095	$345,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,172	$59,199
Note payable - related party	51,306	60,000
Total Current Liabilities	128,478	119,199

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 400,000,000 shares authorized
120,681,780 shares issued and outstanding,	120,682	120,682
Additional paid-in capital	9,698,592	9,505,281
Stock subscriptions receivable	-	(54,209)
Accumulated other comprehensive income	273,049	50,116
Deficit accumulated during the development stage	(9,760,706)	(9,395,266)
Total Stockholders’ Equity	331,617	226,604

Total Liabilities and Stockholders' Equity	$460,095	$345,803

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

					From Inception
	Three Months Ended		Six Months Ended		(Jan 27, 1984)
	December 31,		December 31,		Through
					December 31,
	2007	2006	2007	2006	2007
REVENUES	$-	$-	$-	$650	$369,232

OPERATING EXPENSES
Exploration, development, and
administrative	34,885	122,833	113,482	194,146	11,166,137
Stock based compensation	-	-	247,520	-	247,520
Depreciation	-	5,328	-	10,656	194,262
Total operating expenses	34,885	128,161	361,002	204,802	11,607,919

OPERATING LOSS	(34,885)	(128,161)	(361,002)	(204,152)	(11,238,687)

OTHER INCOME (LOSS)
Gain on sale of assets	-	91,608	94,585	141,636	1,606,530
Loss on land foreclosure	-	-	-	-	(1,744)
Loss on disposal of office equipment	(99,023)	-	(99,023)	-	(99,023)
Interest expense	-	(760)	-	(1,332)	(27,782)

NET LOSS	(133,908)	(37,313)	(365,440)	(63,848)	(9,760,706)

OTHER COMPREHENSIVE GAIN
Unrealized gain in investments
available for sale	222,933	-	222,933	-	273,049

COMPREHENSIVE GAIN (LOSS)	$89,025	$(37,313)	$(142,507)	$(63,848)	$(9,487,657)

Weighted average number of shares	120,681,870	104,844,195	120,681,870	104,844,195
Basic and diluted net gain (loss)
per share	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			(Jan 27, 1984)
	Six Months Ended		Through
	December 31,		December 31,
	2007	2006	2007
Cash Flows From Operating Activities
Net Loss	$(365,440)	$(63,848)	$(9,760,706)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	10,656	170,546
Gain on sale of assets	(99,457)	(141,636)	(1,611,402)
Loss on disposal of office equipment	99,023	-	99,023
Common stock issued for services and expenses	-	-	5,322,092
Stock based compensation	247,520	-	247,520
Changes in operating assets and liabilities:			-
Increase in accounts receivable	(36,750)	3,331	(95,673)
Increase in accounts receivable - related party	(8,999)	-	(8,999)
Increase in accounts payable	17,973	(5,761)	838,720
Decrease in notes payable - related party	(8,694)	-	(8,694)
Total Cash Used For Operating Activities	(154,824)	(197,258)	(4,807,573)

Cash Flows From Investing Activities
Purchase of investments	-	-	(2,428)
Proceeds from sale of assets	133,809	247,131	2,197,046
Purchase of oil and gas leases and mining claims	-	-	(67,913)
Purchase of property and equipment	-	-	(616,225)
Total Cash Provided by Financing Activities	133,809	247,131	1,510,480

Cash Flows From Financing Activities
Payments on notes payable	-	-	(137,917)
Proceeds from notes payable	-	-	277,916
Net proceeds from issuance of common stock	-	-	3,169,127
Total Cash Provided by Financing Activities	-	-	3,309,126

Net Increase (Decrease) in Cash and Cash Equivalents	(21,015)	49,873	12,033

Cash and Cash Equivalents at Beginning of Period	33,048	6,775	-

Cash and Cash Equivalents at End of Period	$12,033	$56,648	$12,033

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non cash transactions
Other comprehensive loss	$222,933	$-	273,049
Cancellation of stock subscriptions receivable	$54,209	$-	654,312
Issuance of 23,124,587 common shares for assets,
services, and expenses	$-	$-	$5,322,092
Issuance of 18,056,658 common shares for payment
of accounts payable	$-	$-	$345,473
Issuance of common stock for stock subscriptions	$-	$-	$(2,450,000)
Securities received for payment of receivable	$-	$-	$58,923

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.

(Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited financial statements of Apex Resources Group, Inc. (“The Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 2007.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended June 30, 2008.

NOTE 2 – GOING CONCERN

During the quarter ended December 31, 2007, the Company incurred a net loss of $133,908, and had a negative working capital balance of $70,696, and negative cash flow from operations of $154,824. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company plans to generate cash for basic operational activities through the possible continued sale of assets; the possible sale of common stock; or the issuance of debt instruments to related parties. There can be no assurance that these proposed cash generating activities will be successful.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Some of the statements contained in this Current Report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Current Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•

our ability to raise capital when needed and on acceptable terms and conditions;

•

our ability to attract and retain management, and to integrate and maintain technical information and management information systems; and

•

general economic conditions.

All written and oral forward-looking statements made in connection with this Current Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Revenues

During the quarter ended December 31, 2007, the Company had no revenues.

Expenses

The primary components of the net loss for the quarter were general operating expenses of $34,885 and a loss of $99,023 in regard to the disposal of office equipment. This compares to general operating expenses of $128,161 and a gain on the sale of assets of $91,608 for the quarter ended December 31, 2006. The Company had an unrealized gain of $222,933 in regard to investments available for sale for the quarter ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2007, the Company had current assets of $57,782 and current liabilities of $128,478, for a working capital deficiency of $70,696. Included in current assets was a cash balance of $12,033. In order to meet financial obligations on an ongoing basis, the Company will need to raise cash through the sale of common stock; sale of assets; or increase of debt instruments.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Office and Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX RESOURCES GROUP, INC.

(Registrant)

/s/ John Rask

By:________________________________

John Rask

President, Principal Executive Officer,

Chief Financial Officer, Principal Accounting Officer,

Secretary, Treasurer and a member of the

Board of Directors

Date:  June 20, 2011

10