Form 10-Q
period 2008-03-31
APEX RESOURCES GROUP INC
filed 2011-07-22
CIK 742248

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   At June 22, 2011, 175,681,870 shares of the Company’s common stock were outstanding.

APEX RESOURCES GROUP, INC.

FORM 10-Q

For the Quarter Ended March 31, 2008

TABLE OF CONTENTS

PART I.

3

ITEM 1.  FINANCIAL INFORMATION

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

9

ITEM 4.  CONTROLS AND PROCEDURES

9

PART II

10

ITEM 1.

LEGAL PROCEEDINGS

10

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

10

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

10

ITEM 4.

REMOVED AND RESERVED

10

ITEM 5.

OTHER INFORMATION

10

ITEM 6.

EXHIBITS

10

PART I.

ITEM 1.  FINANCIAL INFORMATION

APEX RESOURCES GROUP, INC.
(A Development Stage Company)
Balance Sheets

	(Unaudited)
	March 31,	June 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$30,432	$33,048
Accounts receivable	-	-
Accounts receivable - related party	8,999	-
Total Current Assets	39,431	33,048

PROPERTY AND EQUIPMENT - Net of accumulated depreciation
of $46,857	-	99,023

OTHER ASSETS
Oil Leases	67,913	67,913
Investment in securities available for sale	89,173	111,467
Land	-	34,352
Total Assets	$196,517	$345,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,472	$59,199
Note payable - related party	47,006	60,000
Notes payable	33,201	-
Total Current Liabilities	160,679	119,199

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 400,000,000 shares authorized
120,681,780 shares issued and outstanding,	120,682	120,682
Additional paid-in capital	9,698,592	9,505,281
Stock subscriptions receivable	-	(54,209)
Accumulated other comprehensive income	27,822	50,116
Deficit accumulated during the development stage	(9,811,258)	(9,395,266)
Total Stockholders’ Equity	35,838	226,604

Total Liabilities and Stockholders' Equity	$196,517	$345,803

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

					From Inception
					(Jan 27, 1984)
	Three Months Ended		Nine Months Ended		Through
	March 31,		March 31,		March 31,

	2008	2007	2008	2007	2008
REVENUES	$-	$318	$-	$968	$369,232

OPERATING EXPENSES
Exploration, development, and
administrative	50,552	124,511	164,034	318,657	11,216,689
Stock based compensation	-	-	247,520	-	247,520
Depreciation	-	6,000	-	16,656	194,262
Total operating expenses	50,552	130,511	411,554	335,313	11,658,471

OPERATING LOSS	(50,552)	(130,193)	(411,554)	(334,345)	(11,289,239)

OTHER INCOME (LOSS)
Gain on sale of assets	-	-	94,585	141,636	1,606,530
Loss on land foreclosure	-	-	-	-	(1,744)
Loss on disposal of office equipment	-	-	(99,023)	-	(99,023)
Interest expense	-	(1,840)	-	(3,172)	(27,782)

NET LOSS	(50,552)	(132,033)	(415,992)	(195,881)	(9,811,258)

OTHER COMPREHENSIVE GAIN
Unrealized gain in investments
available for sale	(245,227)	-	(22,294)	-	27,822

COMPREHENSIVE GAIN (LOSS)	$(295,779)	$-	$(438,286)	$(195,881)	$(9,783,436)

Weighted average number of shares	120,681,870	114,015,203	120,681,870	107,901,198
Basic and diluted net gain (loss)
per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

APEX RESOURCES GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			(Jan 27, 1984)
	Nine Months Ended		Through
	March 31,		March 31,
	2008	2007	2008
Cash Flows From Operating Activities
Net Loss	$(415,992)	$(195,881)	$(9,811,258)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	16,656	170,546
Gain on sale of assets	(99,457)	(141,636)	(1,611,402)
Loss on disposal of office equipment	99,023	-	99,023
Common stock issued for services and expenses	-	-	5,322,092
Stock based compensation	247,520	-	247,520
Changes in operating assets and liabilities:			-
Increase in accounts receivable	-	20,331	(58,923)
Increase in accounts receivable - related party	(8,999)	-	(8,999)
Increase in accounts payable	21,273	56,394	842,020
Decrease in notes payable - related party	(12,994)	-	(12,994)
Total Cash Used For Operating Activities	(169,626)	(244,136)	(4,822,375)

Cash Flows From Investing Activities
Purchase of investments	-	-	(2,428)
Proceeds from sale of assets	133,809	247,131	2,197,046
Purchase of oil and gas leases and mining claims	-	-	(67,913)
Purchase of property and equipment	-	-	(616,225)
Total Cash Provided by Financing Activities	133,809	247,131	1,510,480

Cash Flows From Financing Activities
Payments on notes payable	-	-	(137,917)
Proceeds from notes payable	33,201	-	311,117
Net proceeds from issuance of common stock	-	-	3,169,127
Total Cash Provided by Financing Activities	33,201	-	3,342,327

Net Increase (Decrease) in Cash and Cash Equivalents	(2,616)	2,995	30,432

Cash and Cash Equivalents at Beginning of Period	33,048	6,775	-

Cash and Cash Equivalents at End of Period	$30,432	$9,770	$30,432

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non cash transactions
Other comprehensive loss	$(245,227)	$-	27,822
Cancellation of stock subscriptions receivable	$54,209	$-	654,312
Issuance of 23,124,587 common shares for assets,
services, and expenses	$-	$-	$5,322,092
Issuance of 18,056,658 common shares for payment
of accounts payable	$-	$-	$345,473
Issuance of common stock for stock subscriptions	$-	$-	$(2,450,000)
Securities received for payment of receivable	$-	$-	$58,923

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

NOTE 2 – GOING CONCERN

During the quarter ended March 31, 2008, the Company incurred a net loss of $50,552, and had a negative working capital balance of $121,248, and negative cash flow from operations of $169,626. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenues

During the quarter ended March 31, 2008, the Company had no revenues.

Expenses

The net loss for the quarter was entirely attributable to general operating expenses of $50,552. This compares to general operating expenses of $130,511 for the quarter ended March 31, 2007. The Company had an unrealized loss of $245,227 in regard to investments available for sale for the quarter ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, the Company had current assets of $39,431 and current liabilities of $160,679, for a working capital deficiency of $121,248. Included in current assets was a cash balance of $30,432. In order to meet financial obligations on an ongoing basis, the Company will need to raise cash through the sale of common stock; sale of assets; or increase of debt instruments.

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

REMOVED AND RESERVED

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

Date:  June 22, 2011

           /s/ John Rask

By:________________________________

John Rask

President, Principal Executive Officer,

Chief Financial Officer, Principal Accounting Officer,

Secretary, Treasurer and a member of the

Board of Directors

10